Form 10-Q
period 2012-07-31
VENZA GOLD CORP.
filed 2012-09-21
CIK 1551887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2012

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______to_______

Commission File Number 000-54800

VENZA GOLD CORP.
(Exact name of registrant as specified in its charter)

British Columbia, Canada (State or other jurisdiction of incorporation or organization)	99-0364150 (I.R.S. Employer Identification No.)
Suite 610, 1100 Melville Street, Vancouver, BC Canada V6E 4A6 (Address of principal executive offices) (Zip Code)
(604) 306-2525 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes    [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[X] Yes    [   ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filed,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [   ] Yes    [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of September 14, 2012 the number of shares of the registrant’s common stock outstanding was 6,916,661.

ii

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

VENZA GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
EXPRESSED IN US DOLLARS

	July 31, 2012	October 31, 2011
	(Unaudited)

ASSETS

Current assets
Cash	$142,065	$21,960
Notes receivable, net	-	191,858
HST recoverable	5,291	-
Prepaids	2,227	1,640
	149,583	215,458

Unproved mineral property	15,000	-
	$164,583	$215,458

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$19,603	$39,690
Due to related parties	1,500	94,500
	21,103	134,190

Stockholders' equity
Common stock, no par value, unlimited authorized 6,916,661, and 3,543,328, issued and outstanding at July 31, 2012, and October 31, 2011	472,000	219,000
Common stock subscribed	-	41,250
Additional paid in capital	(27,180)	(27,180)
Deficit	(301,340)	(151,802)
	143,480	81,268
	$164,583	$215,458

The accompanying notes are an integral part of these interim financial statements

VENZA GOLD CORP.
 (AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
EXPRESSED IN US DOLLARS
(UNAUDITED)

	Three months ended		Nine months ended		From August 4, 2010 (Inception) to
	July 31, 2012	July 31, 2011	July 31, 2012	July 31, 2011	July 31, 2012

Operating expenses:
Administration	$985	$651	$1,773	$2,184	$4,208
Accounting	14,201	-	18,388	-	25,852
Bank charges	319	59	386	360	900
Consulting	4,122	7,056	25,988	14,532	74,646
Management fees	3,000	19,500	60,718	58,500	155,070
Mineral exploration	7,000	-	10,000	-	10,000
Office	4,736	-	7,372	281	9,929
Professional fees	1,114	1,780	35,433	11,632	52,892
Regulatory	5,480	-	7,310	1,408	10,273
Foreign exchange	422	889	350	794	(212)
Loss before other items	(41,379)	(29,935)	(167,718)	(89,691)	(343,558)

Other items:
Interest income	4,293	2,251	18,180	6,751	42,218

Net Loss	$(37,086)	$(27,684)	$(149,538)	$(82,940)	$(301,340)

Loss per share - basic and diluted	$0.01	$0.01	$0.03	$0.03

Weighted average number of shares outstanding:	4,884,362	2,957,983	4,889,274	2,556,935

The accompanying notes are an integral part of these interim financial statements

VENZA GOLD CORP.
 (AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
EXPRESSED IN US DOLLARS
(UNAUDITED)

	Common Stock Issued
	Number of Shares	Amount	Stock Subscribed	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at August 4, 2010	-	$-	$-	$-	$-	$-

Common stock issued for cash	1,750,000	51,500	-	-	-	51,500

Obligation to issue shares	-	-	38,250	-	-	38,250
						-
Discount on notes receivable	-	-	-	(13,995)		(13,995)

Net loss	-	-	-	-	(26,827)	(26,827)

Balance at October 31, 2010	1,750,000	51,500	38,250	(13,995)	(26,827)	48,928

Common stock issued for cash	1,793,328	167,500	(38,250)	-	-	129,250

Obligation to issue shares	-	-	26,250	-	-	26,250
						-
Discount on notes receivable	-	-	-	(13,185)		(13,185)

Net loss	-	-	-	-	(82,940)	(82,940)

Balance at July 31, 2011	3,543,328	219,000	26,250	(27,180)	(109,767)	108,303

Common stock issued for cash	-	-	-	-	-	-

Obligation to issue shares	-	-	15,000	-	-	15,000

Net loss	-	-	-	-	(42,035)	(42,035)

Balance at October 31, 2011	3,543,328	219,000	41,250	(27,180)	(151,802)	81,268

Common stock issued	550,000	41,250	(41,250)	-	-	-

Common stock issued for debt	2,273,333	170,500	-	-	-	170,500

Common stock issued for asset	200,000	15,000	-	-	-	15,000

Common stock issued for services	350,000	26,250	-	-	-	26,250

Net loss			-	-	(149,538)	(149,538)

Balance at July 31, 2012	6,916,661	$472,000	$-	$(27,180)	$(301,340)	$143,480

The accompanying notes are an integral part of these interim financial statements

VENZA GOLD CORP.
 (AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
EXPRESSED IN US DOLLARS
(UNAUDITED)

	Nine months ended		From August 4, 2010 (inception)
	July 31, 2012	July 31, 2011	to July 31, 2012
Cash flow from operating activities:
Net loss	$(149,538)	$(82,940)	$(301,340)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income	(18,180)	(6,751)	(42,218)
Consulting fees	26,250	-	26,250

Changes in operating assets and liabilities:
Accounts receivable	(5,291)	-	(5,291)
Prepaids	(587)	(5,000)	(2,227)
Accounts payable	32,413	9,606	72,103
Due to related parties	25,000	58,534	119,500
Net cash used in operating activities	(89,933)	(26,551)	(133,223)

Cash flows from investing activities:			-
Notes receivable, net of allowance	210,038	(121,089)	15,038

Net cash used in investing activities	210,038	(121,089)	15,038

Cash flows from financing activities:
Shares issued	-	129,250	260,250
Shares subscribed	-	26,250	-

Net cash provided by financing activities	-	155,500	260,250

Effects of foreign currency exchange	-	-	-

Net increase in cash during the period	120,105	7,860	142,065

Cash, beginning of period	21,960	14,647	-

Cash, end of period	$142,065	$22,507	$142,065

Supplemental disclosure of cash flow information:
Cash paid during the period
Taxes	$-	$-	$-
Interest	$-	$-	$-

Non-cash transactions
Shares issued for mineral properties	$15,000	$-	$15,000
Shares issued for settlement of debt	$170,500	$-	$170,500
Shares issued for consulting services	$26,250	$-	$26,250

The accompanying notes are an integral part of these interim financial statements

VENZA GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JULY 31, 2012
EXPRESSED IN US DOLLARS
(UNAUDITED)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Nature of Operations

Venza Gold Corp. (the “Company”) principal business is the acquisition and exploration of mineral resources in British Columbia, Canada. The Company has not determined whether its properties contain mineral reserves that are economically recoverable.

Unaudited Interim Financial Statements

The unaudited interim financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended October 31, 2011, included in the Company’s S-1 Registration Statement, filed with the SEC. The interim unaudited financial statements should be read in conjunction with those financial statements for the year ended October 31, 2011 included in the Company’s S-1 registration statement. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine months period ended July 31, 2012, are not necessarily indicative of the results that may be expected for the year ending October 31, 2012.

Recent Accounting Pronouncements

The Company has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it. It does not expect the adoption of these pronouncements to have a material impact on its financial position, results of operations or cash flows.

NOTE 2 – NOTES RECEIVABLE

During the period ended October 31, 2010, the Company loaned $74,000 to an unrelated party through a series of promissory notes. The notes were unsecured, bore interest at 5% per annum and were due one year from the date of issuance.

During the year ended October 31, 2011, the Company loaned $121,000 to an unrelated party through a series of promissory notes. The notes were unsecured, bore interest at 5% per annum and were due one year from the date of issuance.

During the nine months ended July 31, 2012, the Company collected all promissory notes, including accrued interest for a total of $210,038.

NOTE 3 – RELATED-PARTY TRANSACTIONS

The following amounts were due to related parties at July 31, 2012 and October 31, 2011:

	July 31, 2012	October 31, 2011

Due to a director	$1,500	$76,500
Due to a former director	-	18,000
Total due to related parties	$1,500	$94,500

Amounts due to related parties are unsecured, are due on demand and bear no interest.

During the nine months ended July 31, 2012, the Company incurred $25,000 (July 31, 2011- $58,500) in management fees to directors of the Company, $9,720 (July 31, 2011- $Nil) in management fees to its Chief Financial Officer, and exploration expenditures of $10,000 (July 31, 2011- $Nil) to a Company controlled by a director.

During the nine months ended July 31, 2012, the Company issued 250,000 shares to its Chief Financial Officer as a stock bonus. The fair value of the shares was $18,750 and has been recorded as management fees (Note 5).

During the nine months ended July 31, 2012, the Company issued 200,000 shares to one of its directors for the acquisition of mineral claims (Notes 4 and 5).

NOTE 4 – UNPROVED MINERAL PROPERTIES

On April 11, 2012, the Company acquired two mineral claims located in British Columbia from one of its directors through the issuance of 200,000 shares of its common stock at a fair value of $15,000 (Notes 3 and 5). The Company has the following commitments:

Exploration Expenditure Required
2013 (Incurred)	$2,754
2014	$2,754
2015	$2,754
2016	$5,508
2017-2022	$33,051
$46,821

Failure to do work or pay the cash in lieu will result in forfeiture of title.

NOTE 5 – COMMON STOCK

On April 11, 2012, the Company issued 200,000 common shares for the acquisition of mineral properties. The fair value of the shares issued was $15,000.

On April 13, 2012, the Company issued 1,573,333 common shares at $0.075 to settle $118,000 in debt to related parties and 700,000 common shares at $0.075 to settle $52,500 in debt to non-related parties.

 On April 13, 2012, the Company issued 250,000 common shares to its Chief Financial Officer and 100,000 common shares to a consultant for management fees. The fair value of the shares issued was $26,250.

On April 14, 2012, the Company issued 550,000 shares for gross proceeds of $41,250.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q filed by Venza Gold Corp. contains forward-looking statements. These are statements regarding financial and operating performance and results and other statements that are not historical facts. The words “expect,” “project,” “estimate,” “believe,” “anticipate,” “intend,” “plan,” “forecast,” and similar expressions are intended to identify forward-looking statements. Certain important risks could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of these risks include, among other things:

•	general economic conditions, because they may affect our ability to raise money
•	our ability to raise enough money to continue our operations
•	changes in regulatory requirements that adversely affect our business
•	changes in the prices for minerals that adversely affect our business
•	other uncertainties, all of which are difficult to predict and many of which are beyond our control

We caution you not to place undue reliance on these forward-looking statements, which reflect our management’s view only as of the date of this report. We are not obligated to update these statements or publicly release the results of any revisions to them to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. You should refer to, and carefully review, the information in future documents we file with the United States Securities and Exchange Commission (the “SEC”).

General

You should read this discussion and analysis in conjunction with our interim unaudited financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and related notes for the fiscal year ended October 31, 2011 included in our Registration Statement on Form S-1 (Commission File No. 333-182059) originally filed June 12, 2012, as amended July 25, 2012, August 23, 2012 and September 11, 2012. The inclusion of supplementary analytical and related information may require us to make estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position taken as a whole. Actual results may vary from the estimates and assumptions we make.

Overview

We were incorporated on August 4, 2010 under the laws of the State of Nevada under the name “SOS Link Corporation”.  On April 15, 2011, we changed our place of incorporation from the State of Nevada to the Province of British Columbia, Canada and concurrently changed our name to “Venza Gold Corp.”  The change from Nevada to British Columbia was approved by our shareholders on April 14, 2011.

We are an exploration stage company engaged in the acquisition and exploration of mineral properties.  We currently hold a 100% interest in the OS Gold Claim and the Quad Gold Claim.  The OS Gold Claim, being our lead mineral project, is comprised of one mineral claim totaling 1,292.5 acres located approximately 7 kilometres west of Osoyoos, British Columbia, Canada.  The Quad Gold Claim is comprised of one mineral claim totaling 408.9 acres and is located approximately 16 kilometres north of Campbell River, British Columbia, Canada. We plan to focus our resources on the OS Gold Claim in order to assess whether it possesses mineral deposits capable of commercial extraction.

We previously signed a letter of intent dated November 16, 2010 (the “Letter of Intent”) with EvidencePix Inc. (“EvidencePix”), a company that develops security software applications, and Raymond Sobol.  Under the terms of the Letter of Intent, we agreed to acquire all of the shares of EvidencePix subject to the conditions of the Letter of Intent.  In conjunction with the proposed acquisition, we advanced loans totaling $195,000 to EvidencePix to provide them with sufficient working capital to commercialize their security software applications.  The loans bore interest at a rate of 5% per annum and were due one year from the date of the loan.  We were unable to reach a formal agreement with EvidencePix and elected to not proceed with the proposed acquisition.  On March 28, 2012, we entered into a British Columbia Supreme Court consent order with EvidencePix whereby EvidencePix agreed to pay us the outstanding loans plus interest and costs as follows: (i) $50,000 on March 31, 2012; (ii) $35,000 on April 30, 2012; (iii) $35,000 on May 31, 2012; (iv) $35,000 on June 30, 2012; and (v) $55,037.84 on July 31, 2012. As of July 31, 2012, we collected the entire amount of the outstanding loans, being $210,037.84.

To date, we have not earned any revenues from our main operations and do not anticipate earning revenues until such time as we enter into commercial production of our properties.  We are presently in the exploration stage of our business and we can provide no assurance that commercially viable minerals exist on our properties or that we will discover commercially exploitable levels of mineral resources on our properties, or if such deposits are discovered, that we will enter into further substantial exploration programs.

Results of Operation

Our operating results for the three and nine months ended July 31, 2012 and 2011 and the changes in the operating results between those periods are summarized in the table below.

Three and Nine Months Summary

	Three Months Ended July 31,		Percentage Increase /	Nine Months Ended July 31,		Percentage Increase /
	2012	2011	(Decrease)	2012	2011	(Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a
Expenses	(41,379)	(29,935)	38.2%	(167,718)	(89,691)	87.0%
Interest Income	4,293	2,251	90.7%	18,180	6,751	169.3%
Net Loss	$(37,086)	$(27,684)	34.0%	$(149,538)	$(82,940)	80.3%

Revenues

We only earned interest income during the three and nine months ended July 31, 2012 and 2011 and do not anticipate earning revenues from business operations until such time as we enter into commercial production of our mineral properties. There can be no assurance that we will be successful in discovering commercial quantities or that we can commercially produce metals or minerals. We are presently an exploration stage company engaged in the search for mineral reserves. We can provide no assurances that we will be able to discover any commercially exploitable levels of mineral resources on our property, or, even if such resources are discovered, that we will be able to enter into commercial production of our mineral properties.

Operating Expenses

Our operating expenses for the three and nine months ended July 31, 2012 and 2011 consisted of the following:

	Three Months Ended July 31,		Percentage	Nine Months Ended July 31,		Percentage
	2012	2011	Increase / (Decrease)	2012	2011	Increase / (Decrease)
Administration	$985	$651	51.3%	$1,773	$2,184	(18.8)%
Accounting	14,201	-	100%	18,388	-	100%
Bank Charges	319	59	440.7%	386	360	7.2%
Consulting	4,122	7,056	(41.6)%	25,988	14,532	78.8%
Management Fees	3,000	19,500	(84.6)%	60,718	58,500	3.8%
Mineral Exploration	7,000	-	100%	10,000	-	100%
Office	4,736	-	100%	7,372	281	2,523.5%
Professional Fees	1,114	1,780	(37.4)%	35,433	11,632	204.6%
Regulatory	5,480	-	100%	7,310	1,408	419.2%
Foreign Exchange	422	889	(52.5)%	350	794	55.9%
Total Expenses	$41,379	$29,935	38.2%	$167,718	$89,691	87.0%

Our expenses increased from $29,935 and $89,691, during the three and nine months ended July 31, 2011 respectively, to $41,379 and $167,718, during the three and nine months ended July 31, 2012 respectively.  The following sets out the most significant changes from the nine months ended July 31, 2011 to nine months ended July 31, 2012:

•
Accounting expenses of $14,201 and $18,388 during the three and nine months ended July 31, 2012 respectively were associated with the preparation of audited financial statements for our fiscal year ended October 31, 2011 and interim unaudited financial statements for the six months ended April 30, 2012 included in our Registration Statement on Form S-1.

•
Consulting fees of $4,122 and $25,988 during the three and nine months ended July 31, 2012 respectively increased from $7,056 and $14,532 for the three and nine months ended July 31, 2011 respectively. This increase was associated with increased financial compliance due to the preparation of our Registration Statement on Form S-1.

•
During the three and nine months ended July 31, 2012, we spent $7,000 and $10,000 respectively on the exploration program on our OS Gold mineral claim. We did not incur any exploration expenses during the three and nine months ended July 31, 2011.

•
Professional fees of $1,114 and $35,433 during the three and nine months ended July 31, 2012 respectively increased from $1,780 and $11,632 for the three and nine months ended July 31, 2011 respectively. This increase was associated with legal fees incurred to collect our notes receivable from EvidencePix and the preparation of our Registration Statement on Form S-1.

Liquidity and Capital Resources

Working Capital
	At July 31, 2012	At October 31, 2011
Current Assets	$149,583	$215,458
Current Liabilities	21,103	134,190
Working Capital Surplus	$128,480	$81,268

Cash Flows
	Nine Months Ended July 31,
	2012	2011
Net Cash used in Operating Activities	$(89,933)	$(26,551)
Net Cash (used in) provided by Investing Activities	210,038	(121,089)
Net Cash from Financing Activities	-	155,500
Net Increase (Decrease) in Cash During Period	$120,105	$(7,860)

Our working capital surplus increased from $81,268, during the year ended October 31, 2011, to $128,480, during the nine months ended July 31, 2012. The increase in working capital is primarily a result of (i) decreases in amounts due to related parties as well as accounts payable and accrued liabilities due to the settlement of outstanding corporate indebtedness, and (ii) we collected the balance due under the notes receivable.

If we are unable to raise any proceeds under our primary offering of common shares, we will have sufficient funds to pay the offering expenses, but will need to raise additional capital to implement Phase 2 of our exploration program on the OS Gold Claim.  We anticipate relying on equity sales of our common stock or loans in order to continue to fund our business operations. Issuance of additional securities will result in dilution to shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.

Plan of Operation

Our plan of operation is to conduct mineral exploration activities on the OS Gold Claim in order to assess whether the property contains mineral reserves capable of commercial extraction. Our exploration program is designed to explore for commercially viable deposits of gold. We have not, nor has any predecessor, identified any commercially exploitable reserves of these minerals on the OS Gold Claim.

We anticipate that we will incur the expenditures set forth below during the next twelve months:

	Exploration Expenditures
Category	Months 1 - 3	Months 4-6	Months 7 - 9	Months 10 - 12
Legal and Accounting Expenses	$6,250	$6,250	$6,250	$6,250
Management Expenses	$3,000	$3,000	$3,000	$3,000
Office Expenses	$2,500	$2,500	$2,500	$2,500
Mineral Exploration Program (OS Gold Claim)	$35,000	-	-	-
Mineral Claim Payments (Quad Gold Claim)	-	-	-	$827.45
Total	$46,750	$11,750	$11,750	$12,577.45
Note:
(1)	Excludes estimated costs of this offering of 36,073.

Over the next twelve months, our plan of operation and milestones involve the following:

1.
During the next three months, our plan is to conduct Phase 2 of our exploration program on the OS Gold Claim.  Phase 2 will involve a geophysical program on the program on the Pass Showing, which will involve exploration activities and not mining activities and will take approximately six months to complete.  We will also be focusing resources on meeting our reporting obligations under the Exchange Act.  The estimated cost of Phase 2 will be $35,000, cost to meet our reporting obligations will be $6,250 and cost for other general and administrative expenses will be $2,500.

2.
During the period from four to six months, our Board of Directors will review and analyze the results of the Phase 2 exploration program and we will continue to focus resources on meeting our reporting obligations under the Exchange Act.  The estimated cost to meet our reporting obligations will be $6,250 and cost for other general and administrative expenses will be $2,500.

3.
During the period from seven to nine months, our Board of Directors will determine whether to implement Phase 3 of our exploration program on the OS Gold Claim.  Phase 3 will only involve exploration activities and no mining activities will be conducted.  In the event that Phase 3 is implemented, we anticipate that such program will take approximately seven months to complete.  Such determination will be based on the results of Phase 2 and whether we have sufficient financial resources to carry out such program.  We will continue to focus resources on meeting our reporting obligations under the Exchange Act.  The estimated cost to meet our reporting obligations will be $6,250 and cost for other general and administrative expenses will be $2,500.

4.
During the period from ten to twelve months, our Board of Directors will make the necessary filings to maintain the Quad Gold Claim in good standing and to meeting our reporting obligations under the Exchange Act.  The estimated cost of the Quad Gold Claim filing will be $827.45, cost to meet our reporting obligations will be $6,250 and cost for other general and administrative expenses will be $2,500.

As of July 31, 2012, we had cash on hand of $142,065.  Accordingly, upon completion of the offering under the Registration Statement on Form S-1, we will have sufficient cash on hand to pay the anticipated costs of Phase 2 of our proposed exploration program on the OS Gold Claim. However, there are no assurances that the actual cost of completing this exploration program will not exceed our estimates of those costs. If the actual costs of the exploration program are substantially greater than we have estimated, we may be required to seek additional financing. In addition, if we decide to proceed with additional work beyond Phase 3, of which there is no assurance, we may also be required to seek additional financing. We currently do not have any arrangements for additional financing.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to shareholders.

Critical Accounting Policies

The preparation of financial statements in conformity with United States generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain.

The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies.  As an “emerging growth company,” we may, under Section 7(a)(2)(B) of the Securities Act, delay adoption of new or revised accounting standards applicable to public companies until such standards would otherwise apply to private companies. We may take advantage of this extended transition period until the first to occur of the date that we (i) are no longer an "emerging growth company" or (ii) affirmatively and irrevocably opt out of this extended transition period. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards. Until the date that we are no longer an "emerging growth company" or affirmatively and irrevocably opt out of the exemption provided by Securities Act Section 7(a)(2)(B), upon issuance of a new or revised accounting standard that applies to our financial statements and that has a different effective date for public and private companies, we will disclose the date on which adoption is required for non-emerging growth companies and the date on which we will adopt the recently issued accounting standard.

Our significant accounting policies are disclosed in the notes to the audited financial statements for the year ended October 31, 2011 and the notes to the interim financial statements for the nine months ended July 31, 2012. The following accounting policies have been determined by our management to be the most important to the portrayal of our financial condition and results of operation:

Mineral Properties

We classify our mineral rights as tangible assets and accordingly acquisition costs are capitalized as mineral property costs. Mineral exploration costs are expensed as incurred until commercially mineable deposits are determined to exist within a particular property.

When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserves. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Foreign Currency Translation and Transaction

Our functional currency is the Canadian dollar and reporting currency is the United States dollar.  We translate assets and liabilities to US dollars using year-end exchange rates, translate unproved mineral properties using historical exchange rates, and translates revenues and expenses using average exchange rates during the period. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. We have not to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

Ralph Biggar, our Chief Executive Officer and President, and Denis Zyrianov, our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as the term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this report (the “Evaluation Date”).  Based on their evaluation, they have concluded that, as of the evaluation date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in internal control over financial reporting

During the quarter ended July 31, 2012, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not a party to any pending legal proceedings and, to the best of our knowledge, none of our properties or assets is the subject of any pending legal proceedings.

Item 1A.  Risk Factors.

Risks Related To Our Business

We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease exploration activities and if we do not obtain sufficient financing, our business will fail.

We were incorporated on August 4, 2010 and to date have been involved primarily in the acquisition and exploration of our mineral properties.  We have no exploration history upon which an evaluation of our future success or failure can be made. Our ability to achieve and maintain profitability and positive cash flow is dependent upon: (i) our ability to locate a profitable mineral property, and (ii) our ability to generate revenues.

For the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $72,000. Accordingly, we will have sufficient funds to meet our planned expenditures over the next twelve months if we complete our offering.  In the event that we decide to proceed with phase three of our exploration program, of which there is no assurance, we will be required to raise additional financing.

Obtaining financing would be subject to a number of factors, including the market prices for the mineral property and base and precious metals.  These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.  Since our inception, we have used our common shares to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation.

Because we are an exploration stage company, our business has a high risk of failure.

We are an exploration stage company that has incurred net losses since inception, we have not attained profitable operations and we are dependent upon obtaining adequate financing to complete our exploration activities.  The success of our business operations will depend upon our ability to obtain further financing to complete our planned exploration program and to attain profitable operations. If we are not able to complete a successful exploration program and attain sustainable profitable operations, then our business will fail.

Our auditors have expressed substantial doubt about our ability to continue as a going concern; as a result we could have difficulty finding additional financing.

Our financial statements have been prepared assuming that we will continue as a going concern.   Except for the interest revenue, we have not generated any revenue from our main operations since inception and have accumulated losses.  As a result, our auditors have expressed substantial doubt about our ability to continue as a going concern.  Our ability to continue our operations depends on our ability to complete equity or debt financings or generate profitable operations.  Such financings may not be available or may not be available on reasonable terms.  Our financial statements do not include any adjustments that could result from the outcome of this uncertainty.

Because of the unique difficulties and uncertainties inherent in mineral exploration ventures, we face a high risk of business failure.

Investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.  Our mineral properties do not contain a known body of commercial ore and, therefore, any program conducted on our mineral properties would be an exploratory search of ore.  There is no certainty that any expenditures made in the exploration of our mineral properties will result in discoveries of commercial quantities of ore.  Most exploration projects do not result in the discovery of commercially mineable deposits of ore.  Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts.  If the results of our exploration program do not reveal viable commercial mineralization, we may decide to abandon our claim and acquire new claims for new exploration. The acquisition of additional claims will be dependent upon our possessing sufficient capital resources to purchase such claims. If we do not have sufficient capital resources and are unable to obtain sufficient financing, we may be forced to abandon our operations.

We have no known mineral reserves and if we cannot find any, we may have to cease operations.

We are in the initial phase of our exploration program for the OS Gold Claim.  It is unknown whether this property contains viable mineral reserves.  If we do not find a viable mineral reserve, or if we cannot exploit the mineral reserve, either because we do not have the money to do it or because it will not be economically feasible to do it, we may have to cease operations and you may lose your investment.  Mineral exploration is a highly speculative endeavor.  It involves many risks and is often non-productive.  Even if mineral reserves are discovered on our properties, our production capabilities will be subject to further risks and uncertainties including:

(i)
Costs of bringing the property into production including exploration work, preparation of production feasibility studies, and construction of production facilities, all of which we have not budgeted for;

(ii)	Availability and costs of financing;
(iii)	Ongoing costs of production; and
(iv)	Environmental compliance regulations and restraints.

The marketability of any minerals acquired or discovered may be affected by numerous factors which are beyond our control and which cannot be accurately predicted, such as market fluctuations, the lack of milling facilities and processing equipment near the OS Gold Claim and the Quad Gold Claim, and such other factors as government regulations, including regulations relating to allowable production, importing and exporting of minerals, and environmental protection.

Because we have not commenced business operations, we face a high risk of business failure.

We have not earned any revenues from business operations as of the date of this report. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business.

The search for valuable minerals involves numerous hazards.  As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. At the present time we have no coverage to insure against these hazards. The payment of such liabilities may result in our inability to complete our planned exploration program and/or obtain additional financing to fund our exploration program.

Because the prices of metals fluctuate, if the price of metals for which we are exploring decreases below a specified level, it may no longer be profitable to explore for those metals and we will cease operations.

Metal prices are determined by such factors as expectations for inflation, the strength of the United States dollar, global and regional supply and demand, and political and economic conditions and production costs in metals producing regions of the world.  The aggregate effect of these factors on metal prices is impossible for us to predict. In addition, the prices of metals such as lead, zinc, copper, silver, gold or uranium are sometimes subject to rapid short-term and/or prolonged changes because of speculative activities. The current demand for and supply of these metals affect the metal prices, but not necessarily in the same manner as current supply and demand affect the prices of other commodities. The supply of these metals primarily consists of new production from mining. If the prices of the metals are, for a substantial period, below our foreseeable cost of production, it may not be economical for us to continue operations and investors could lose their entire investment.

We sometimes hold a significant portion of our cash in United States dollars, which could weaken our purchasing power in other currencies and limit our ability to conduct our exploration programs.

Currency fluctuations could affect the costs of our operations and affect our operating results and cash flows.  Gold and copper are sold throughout the world based principally on the U.S. dollar price, but most of our operating expenses are incurred in Canadian dollar.  The appreciation of Canadian dollar against the U.S. dollar can increase the costs of our operations.

In order to maintain our rights on the OS Gold Claim and Quad Gold Claim we will be required to make annual payments with the Ministry of Mines or complete assessment work on these mineral properties.

Our prospecting activities are dependent upon the grant of appropriate mineral tenures and regulatory comments, which may be withdrawn or made subject to limitations.  Mineral claims are renewable subject to certain expenditure requirements.  Although we believe that we will obtain the necessary prospecting licenses and permits, including but not limited to drill permits, there can be no assurance that they will be granted or as to the terms of any such grant.  Furthermore, we are required to expend required amounts on the mineral claims of the OS Gold Claim and Quad Gold Claim in order to maintain them in good standing.  If we are unable to expend these amounts, we may lose our title thereto on the expiry date(s) of the relevant mineral claims on the OS Gold Claim and Quad Gold Claim.  There is no assurance that, in the event of losing our title to a mineral claim, we will be able to register the mineral claim in its name without a third party registering its interest first.

Our mineral properties may become subject to aboriginal rights which may affect title to our mineral properties.

In British Columbia, aboriginal rights may be claimed on Crown properties or other types of tenure with respect to which mining rights have been conferred.  We are not aware of any other aboriginal land claims having been asserted or any legal actions relating to native issues having been instituted with respect to any of the land which is covered by the OS Gold Claim and the Quad Gold Claim.

The legal basis of a land claim is a matter of considerable legal complexity and the impact of a land claim settlement and self-government agreements cannot be predicted with certainty.  In addition, no assurance can be given that a broad recognition of aboriginal rights by way of a negotiated settlement or judicial pronouncement would not have an adverse effect on our activities.  Such impact could be marked and, in certain circumstances, could delay or even prevent our exploration or mining activities.

There are environmental risks associated with mineral exploration.

Inherent with mining operations is an environmental risk.  The legal framework governing this area is constantly developing, therefore we are unable to fully ascertain any future liability that may arise from the implementation of any new laws or regulations, although such laws and regulations are typically strict and may impose severe penalties (financial or otherwise).  Our proposed activities of, as with any exploration, may have an environmental impact which may result in unbudgeted delays, damage, loss and other costs and obligations including, without limitation, rehabilitation and/or compensation.  There is also a risk that our operations and financial position may be adversely affected by the actions of environmental groups or any other group or person opposed in general to our activities and, in particular, the proposed exploration and mining by us within the Province of British Columbia, Canada.

We face significant competition in the mineral exploration industry.

We compete with other mining and exploration companies possessing greater financial resources and technical facilities than we do.  Due to our weaker competitive position, we may have greater difficulty in hiring and retaining qualified personnel to conduct our planned exploration activities, which could cause delays in our exploration programs.  In addition, there is significant competition for a limited number of mineral properties.   Due to our weaker financial position, we may be unable to acquire rights to new mineral properties on a continuing basis.

Our Quad Gold Claim has not been physically examined by a professional geologist or mining engineer.

We have not engaged a professional geologist or mining engineer to conduct a physically examine the Quad Gold Claim.  Gerald Diakow, Vice President of Exploration and a member of our Board of Directors, conducted a physical examination of the Quad Gold Claim in May 2006.  Due to the fact that Mr. Diakow is a geological consultant and such visit occurred in 2006, there is a risk that the geology and mineralization on the property may not reflect historical work and reports we have based our assessment.

We have not reviewed the quality or accuracy of historical drilling and sampling reported on our properties.

We have not verified the quality and accuracy of the historical sampling and drilling reported, and we caution readers not to rely upon them. Mr. Diakow has reviewed the data on mineral claims and technical data supplied by the British Columbia Ministry of Mines Minfile Data Base and other sources of public technical information. It is important to note that the claims were acquired by map designation by Mr. Diakow. There is no assurance that our properties will be of merit since our exploration programs are based on historical data.

With the exception of Gerald Diakow, our executive officers and directors do not have formal training specific to the technicalities of mineral exploration, there is a higher risk that our business will fail.

With the exception of Mr. Diakow, none of our executive officers and directors has any formal training as a geologist.  Our executive officers and directors have only limited training in the technical aspects of managing a mineral exploration company. With very limited direct training or experience in these areas, our management may not be fully aware of the specific requirements related to working within this industry.  Our management's decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use.  Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry.

If we are unable to hire and retain key personnel, we may not be able to implement our business plan and our business will fail

Our success will largely depend on our ability to hire highly qualified personnel with experience in geological exploration. These individuals may be in high demand and we may not be able to attract the staff we need. In addition, we may not be able to afford the high salaries and fees demanded by qualified personnel, or may lose such employees after they are hired. Currently, we have not hired any key personnel. Our failure to hire key personnel when needed could have a significant negative effect on our business.

The recently enacted JOBS Act will allow us to postpone the date by which we must comply with certain laws and regulations and to reduce the amount of information provided in reports filed with the SEC. We cannot be certain if the reduced disclosure requirements applicable to “emerging growth companies” will make our common stock less attractive to investors.

We are and we will remain an "emerging growth company" until the earliest to occur of (i) the last day of the fiscal year during which our total annual revenues equal or exceed $1 billion (subject to adjustment for inflation), (ii) the last day of the fiscal year following the fifth anniversary of our initial public offering, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities, or (iv) the date on which we are deemed a "large accelerated filer" (with at least $700 million in public float) under the Exchange Act. For so long as we remain an "emerging growth company" as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" as described in further detail in the risk factors below. We cannot predict if investors will find our common stock less attractive because we will rely on some or all of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. If we avail ourselves of certain exemptions from various reporting requirements, as is currently our plan, our reduced disclosure may make it more difficult for investors and securities analysts to evaluate us and may result in less investor confidence.

Our election not to opt out of JOBS Act extended accounting transition period may not make its financial statements easily comparable to other companies.

Pursuant to the JOBS Act, as an “emerging growth company”, we can elect to opt out of the extended transition period for any new or revised accounting standards that may be issued by the Public Company Accounting Oversight Board (PCAOB) or the SEC. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, our company, as an “emerging growth company”, can adopt the standard for the private company. This may make comparison of our financial statements with any other public company which is not either an “emerging growth company” nor an “emerging growth company” which has opted out of using the extended transition period difficult or impossible as possible different or revised standards may be used.

The recently enacted JOBS Act will also allow our company to postpone the date by which it must comply with certain laws and regulations intended to protect investors and to reduce the amount of information provided in reports filed with the SEC.

The recently enacted JOBS Act is intended to reduce the regulatory burden on “emerging growth companies”. We meet the definition of an “emerging growth company” and so long as it qualifies as an “emerging growth company,” it will, among other things:

•
be exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that its independent registered public accounting firm provide an attestation report on the effectiveness of its internal control over financial reporting;

•
be exempt from the "say on pay” provisions (requiring a non-binding shareholder vote to approve compensation of certain executive officers) and the "say on golden parachute” provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of The Dodd–Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) and certain disclosure requirements of the Dodd-Frank Act relating to compensation of Chief Executive Officers;

•
be permitted to omit the detailed compensation discussion and analysis from proxy statements and reports filed under the Exchange Act, as amended and instead provide a reduced level of disclosure concerning executive compensation; and

•	be exempt from any rules that may be adopted by the PCAOB requiring mandatory audit firm rotation or a supplement to the auditor’s report on the financial statements.

Although we are still evaluating the JOBS Act, we currently intend to take advantage of all of the reduced regulatory and reporting requirements that will be available to it so long as it qualifies as an “emerging growth company”. We have elected not to opt out of the extension of time to comply with new or revised financial accounting standards available under Section 102(b)(1) of the JOBS Act. Among other things, this means that our independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of our internal control over financial reporting so long as it qualifies as an “emerging growth company”, which may increase the risk that weaknesses or deficiencies in the internal control over financial reporting go undetected. Likewise, so long as it qualifies as an “emerging growth company”, we may elect not to provide certain information, including certain financial information and certain information regarding compensation of executive officers, which would otherwise have been required to provide in filings with the SEC, which may make it more difficult for investors and securities analysts to evaluate us. As a result, investor confidence in our company and the market price of its common stock may be adversely affected.

Notwithstanding the above, we are also currently a “smaller reporting company”, meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $75 million and annual revenues of less than $50 million during the most recently completed fiscal year. In the event that we are still considered a “smaller reporting company”, at such time we cease being an “emerging growth company”, the disclosure we will be required to provide in our SEC filings will increase, but will still be less than it would be if we were not considered either an “emerging growth company” or a “smaller reporting company”.  Specifically, similar to “emerging growth companies”, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; are not required to conduct say-on-pay and frequency votes until annual meetings occurring on or after January 21, 2013; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports.  Decreased disclosures in our SEC filings due to our status as an “emerging growth company” or “smaller reporting company” may make it harder for investors to analyze the Company’s results of operations and financial prospects.

Risks Related To The Ownership of Our Shares

We may have difficulty selling shares under our Primary Offering because the selling shareholders are concurrently offering their shares under the Secondary Offering.

We may have difficulty selling shares under our Primary Offering because we may be competing with the selling security holders who are concurrently offering their shares under the Secondary Offering. In the event that our common shares are quoted on the OTC Bulletin Board, the selling security holders will not be required to sell their shares at a fixed price of $0.10 per share.  Accordingly, the selling security holders may reduce the price of their shares which may hinder our ability to sell any shares under the Primary Offering.

We will likely conduct further offerings of our equity securities in the future, in which case your proportionate interest may become diluted.

Since our inception, we have relied on such sales of our common shares to fund our operations.  We will likely be required to conduct additional equity offerings in the future to finance our current projects or to finance subsequent projects that we decide to undertake. If common shares are issued in return for additional funds, the price per share could be lower than that paid by our current shareholders. We anticipate continuing to rely on equity sales of our common shares in order to fund our business operations. If we issue additional shares, your percentage interest in us could become diluted.

If a market for our common shares does not develop, shareholders may be unable to sell their shares.

There is currently no market for our common shares and we can provide no assurance that a market will develop. We intend to apply for quotation of our common shares on the OTC Bulletin Board.  However, we can provide no assurance that our shares will be approved for quotation on the OTC Bulletin Board or, if traded, that a public market will materialize.  If our common shares are not quoted on the OTC Bulletin Board or if a public market for our common shares does not develop, shareholders may not be able to re-sell the common shares that they have purchased and may lose all of their investment.

Because our directors are not independent they can make and control corporate decisions that may be disadvantageous to other common shareholders.

We intend to apply to have our common shares quoted on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements.  Using the definition of “independent” in NASDAQ Rule 5605(a)(2), we have determined that none of our directors are independent. Our directors have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations, and the sale of all or substantially all of our assets.  They also have the power to prevent or cause a change in control. The interests of our directors may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

Our securities are considered a penny stock.

Because our securities are considered a penny stock, shareholders will be more limited in their ability to sell their shares. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. Because our securities constitute “penny stocks” within the meaning of the rules, the rules apply to us and to our securities. The rules may further affect the ability of owners of shares to sell our securities in any market that might develop for them. As long as the trading price of our common shares is less than $5.00 per share, the common shares will be subject to Rule 15g-9 under the Exchange Act. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that:

1.	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

2.
contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of securities laws;

3.	contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;

4.	contains a toll-free telephone number for inquiries on disciplinary actions;

5.	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and

6.	contains such other information and is in such form, including language, type, size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such shares; and (d) a monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our shares.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to a Registration Statement on Form S-1 under the Securities Act, we registered the sale of up to 1,500,000 common shares at a fixed price of $0.10 per share in a direct offering (the “Primary Offering”) and the sale by the selling security holders of up to 4,943,328 common shares (the “Secondary Offering”) at a fixed price of $0.10 per share until such time as our shares are quoted on the OTC Bulletin Board, after which, the selling security holders may sell their shares at prevailing market prices related to prevailing market prices or at privately negotiated prices.  We will not receive any proceeds from the sale of shares under the Secondary Offering.  The SEC declared our Registration Statement on Form S-1 (Commission File No. 333-182059) effective at 5:30 pm (EST) on September 11, 2012 (the “Effective Date”).  We commenced the offering immediately after the Effective Date and have yet to sell any shares or receive any proceeds in connection with the offering.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

The following table sets out the exhibits either filed herewith or incorporated by reference.

Exhibit	Description
3.1	Notice of Articles.(1)
3.2	Articles.(1)
3.3	Certificate of Continuation.(2)
10.1	Consulting Agreement dated October 1, 2011 between the Company and Denis Zyrianov. (1)
10.2	Property Purchase Agreement dated April 11, 2012 between the Company and Gerald Diakow.(1)
31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a).(3)
31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a).(3)
32	Certification pursuant to Section 1350 of Title 18 of the United States Code.(3)
101
The following financial statements from the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2012, formatted in XBRL: (i) Balance Sheets; (ii) Statements of Operations; (iii) Statement of Stockholders’ Equity (iv) Statements of Cash Flows; (v) Notes to the Consolidated Financial Statements.

Notes:
(1)Filed with the SEC as an exhibit to our Registration Statement on Form S-1 filed on June 12, 2012.
(2)Filed with the SEC as an exhibit to our Registration Statement on Form S-1/A2 filed on August 23, 2012.
(3)Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VENZA GOLD CORP.

Date:	September 21, 2012	By:	/s/ Ralph Biggar
RALPH BIGGAR
President
(Principal Executive Officer)

Date:	September 21, 2012	By:	/s/ Denis Zyrianov
DENIS ZYRIANOV
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)