Form 10-K
period 2012-10-31
VENZA GOLD CORP.
filed 2013-01-28
CIK 1551887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October  31, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                       to

Commission File Number 000-54800

VENZA GOLD CORP.
(Exact name of registrant as specified in its charter)

British Columbia, Canada	99-0364150
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

810-789 West Pender St., Vancouver, BC, V6C1H2
(Address of principal executive offices)

Registrant’s telephone number, including area code: (604) 306-2525

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which each is registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, without par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [   ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [   ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [   ] .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $370,749.60 as of April 30, 2012, based on the registered offering of securities on Form S-1/A effective September 11, 2012 at a price of $0.075 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  The number of shares of the registrant’s common stock, without par value, outstanding as of January 19, 2013 was 6,916,661.

GLOSSARY OF SELECTED MINING AND TECHNICAL TERMS

The following is a glossary of selected mining terms used in the United States and Canada and referenced in this Annual Report on Form 10-K that may be technical in nature:

Table 1. Glossary

Acanthite	A mineral that is a source of silver.
Actinolite	A mineral containing magnesium and iron and is commonly formed in metamorphic rocks.
Albite	A plagioclase feldspar mineral.
Amygdules	A small gas bubble in igneous, especially volcanic, rock filled with secondary minerals such as zeolite, calcite, or quartz.
Andesite	An extrusive igneous rock named after the andes mountains where it is very abundant.
Argentite	A metallic lead grey mineral found in veins with silver and sulfide minerals and is an important ore of silver.
Arsenopyrite	An arsenic iron sulphide mineral.
Augite	A common rock-forming mineral in igneous and metamorphic rocks.
Auriferous	Means containing gold or gold-bearing.
Azurite	A mineral found in oxidized parts of copper deposits.
Banded	The property of rocks having thin and nearly parallel bands of different textures, colors, or minerals. Banded coal has alternating bands of different types.
Biotite	A common rock-forming silicate mineral.
Boudin	One of a series of elongate, sausage-shaped segments occurring in boudinage structure, either separate or joined by pinched connections, and having barrel-shaped cross sections.
Carboniferous	The Mississippian and Pennsylvanian periods combined, ranging from about 345 million years to about 280 million years ago; also, the corresponding systems of rocks.
Cerargyrite	A supergene mineral occurring in silver veins; an important source of silver.
Chalcopyrite	A copper iron sulphide mineral.
Chevron	Any V-shaped pattern or device.
Chloritize	The replacement by, conversion into, or introduction of chlorite.
Cirque	A bowl-shaped depression with very steep sides that forms at the head of a mountain glacier.
Cretaceous	A geological period from 145 to 65 million years ago.
Concordant	An intrusive igneous body where the contacts of which are parallel to the bedding or foliation of the country rock.
Cuprite	An oxide mineral composed of copper oxide, and is a minor ore of copper.
Dacite	A common volcanic or intrusive rock type, highly feldspathic but with little free quartz, usually fine grained.
Delta	The flat alluvial area at the mouth of some rivers where the mainstream splits up into several distributaries.
Diorite	A grey to dark grey intermediate intrusive igneous rock composed principally of plagioclase feldspar.
Discordant	A contact between an igneous intrusion and the country rock that is not parallel to the foliation or bedding planes of the latter.
Epidote	An abundant rock forming mineral, but one of secondary origin.
Flow	A tabular-shaped body of lava that consolidated from magma on the surface of the Earth.
Fluvial	Means relating to or occurring in a river.

Fold	A planar feature, such as a bedding plane, that has been strongly warped, presumably by deformation.
Foliated	A planar arrangement of textural or structural features in any type of rock.
Fracture Zone	The outer, rigid part of a glacier, in which the ice is much fractured.
Galena	A mineral that is an important source of lead and silver.
Garnet	A group of minerals used as gemstones and abrasives.
Glacial Drift	Boulders, till, gravel, sand, or clay transported and deposited by a glacier or its meltwater.
Granite	A common, coarse-grained, light-colored, hard igneous rock consisting chiefly of quartz, orthoclase or microcline, and mica.
Granodiorite	A medium- to coarse-grained rock that is among the most abundant intrusive igneous rocks.
Greenstone	Igneous rocks that have developed enough chlorite in alteration to give them a green cast.
Heterogeneous	Unlike in character, quality, structure, or composition; consisting of dissimilar elements or ingredients of different kinds; not homogeneous.
Hornblende	An informal name for dark green to black amphiboles.
Hydrothermal	A mineral deposit formed by circulating fluids, usually implies elevated temperatures but is without any particular restrictions of temperature or pressure.
Intercalated	Layered material.
Intrusive rocks	A rock formation that intrudes into a host rock.
Isoclinal	Sloping in the same direction and at the same angle.
Jurassic	The geological period between 190 million years and 135 million years ago.
Lamina (Laminae)	The thinnest recognizable layer in a sedimentary rock.
Lithologic	The gross physical character of a rock or rock formation.
Limestone	A sedimentary rock composed largely of mineral calcite.
Lode	A mineral deposit in solid rock.
Mafic	Silicate minerals, magmas, and volcanic and intrusive igeneous rocks that have relatively high concentrations of the heavier elements.
Megacryst	A crystal or grain that is considerably larger than the encircling matrix. They are found in igneous and metamorphic rock.
Malachite	A carbonate mineral known as copper carbonate.
Mesozoic	The Mesozoic Era is a period from about 250 million years ago to about 67 million years ago.
Metasediments	In geology, metasediment is sediment or sedimentary rock that shows evidence of having been subjected to metamorphism.
Metavolcanic	A partly metamorphosed volcanic rock.
Molybendum	A hard, silvery-white metallic element used to toughen alloy steels and soften tungsten alloy.
Nepheline	A whitish mineral consisting of sodium potassium aluminum silicate used in the manufacture of glass and ceramics.
Placer Mining	The extraction and concentration of heavy metals or minerals from placer deposits by various methods, generally using running water.
Pelitic	A metamorphic rock derived from a pelite.
Pluton	A body of medium- to coarse-grained igneous rock that formed beneath the surface by crystallization of a magma.
Porphyritic granite	Granite rock with two grain sizes, containing large crystals (phenocrysts) of orthoclase feldspar (reddish) and smaller granite-size grains of quartz.
Porphyry	A heterogeneous rock characterized by the presence of crustals in a relatively finer- grained matrix.
Pyrargyrite	A trigonal mineral, soft; deep red; in late-primary or secondary-enrichment veins, and an important source of silver.

Pyrite	Iron sulphide mineral.
Pyrrhotite	An unusual iron sulphide mineral with variable iron content.
Quartz	A mineral whose composition is silicon dioxide. A crystalline form of silica.
Quartz Vein	A rock composed chiefly of sutured quartz crystals of pegmatitic or hydrothermal origin and commonly of variable size.
Quartzite
A very hard but unmetamorphosed sandstone, consisting chiefly of quartz grains that are so completely cemented with secondary silica that the rock breaks across or through the grains rather than around them; an orthoquartzite.

Recumbant	(of a fold in a rock formation) in which the axial plane is nearly horizontal.
Regression	the retreat of the sea from the land.
Riparian	An area bordering streams, lakes and wetlands that link water to land.
Schist	a strongly foliated crystalline rock that can be readily split into thin flakes or slabs.
Sericite	a term for a fine-grained white, pale green to oily greenish mica, mainly muscovite.
Shear Zone	A tabular zone of rock that has been crushed and brecciated by many parallel fractures due to shear strain. Such an area is often mineralized by ore-forming solutions.
Sill	A bed of lava or tuff between older layer of rocks.
Skarn	A metamorphic rock formed in the thermal aureole of an intrusive body.
Sphalerite	A zinc sulphide mineral.
Stringer	A mineral veinlet or filament, usually one of a number, occurring in a discontinuous subparallel pattern in host rock.
Syenite	A group of plutonic rocks containing alkali feldspar, a small amount of plagioclase, one or more mafic minerals, and quartz, if present, only as an accessory.
Synkinematic	Refers to a geologic process or event occurring during tectonic activity.
Tactite	A rock formed by contact metamorphism and metasomatism of carbonate rocks.
Terrace	A flat area bounded by a short steep slope formed by the down-cutting of a river or by erosion.
Tetrahedrite	A copper iron sulphide mineral.
Transgression	The spread or extension of the sea over land areas, and the consequent evidence of such advance.
Veinlet	Any small vein or venule.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements”.  These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry.  Words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “may,” and other similar expressions identify forward-looking statements.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements.  Factors that might cause such a difference include, but are not limited to, those discussed in the sections of this annual report titled “Risk Factors”, “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as the following:

•	general economic conditions, because they may affect our ability to raise money
•	our ability to raise enough money to continue our operations
•	changes in regulatory requirements that adversely affect our business
•	changes in the prices for minerals that adversely affect our business
•	other uncertainties, all of which are difficult to predict and many of which are beyond our control

You are cautioned not to place undue reliance on these forward-looking statements, which relate only to events as of the date on which the statements are made.  Except as required by applicable securities laws, we undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this annual report.  You should refer to and carefully review the information in future documents we file with the Securities and Exchange Commission.

ITEM 1: BUSINESS

General

We were incorporated on August 4, 2010 under the laws of the State of Nevada under the name “SOS Link Corporation”.  On April 15, 2011, we changed our place of incorporation from the State of Nevada to the Province of British Columbia, Canada and concurrently changed our name to “Venza Gold Corp.”.  The change from Nevada to British Columbia was approved by our shareholders on April 14, 2011.

We are an exploration stage company engaged in the acquisition and exploration of mineral properties.  We currently hold a 100% interest in the OS Gold Claim and the Quad Gold Claim.  The OS Gold Claim, being our lead mineral project, is comprised of one mineral claim totaling 1,292.5 acres located approximately 7 kilometres west of Osoyoos, British Columbia, Canada.  The Quad Gold Claim is comprised of one mineral claim totaling 408.9 acres and is located approximately 16 kilometres north of Campbell River, British Columbia, Canada. We plan to focus our resources on the OS Gold Claim in order to assess whether it possesses mineral deposits capable of commercial extraction.   See sections titled “Mineral Properties – OS Gold Claim” and “Mineral Properties – Quad Gold Claim” for additional information.

We previously signed a letter of intent dated November 16, 2010 (the “Letter of Intent”) with EvidencePix Inc. (“EvidencePix”), a company that develops security software applications, and Raymond Sobol.  Under the terms of the Letter of Intent, we agreed to acquire all of the shares of EvidencePix subject to the conditions of the Letter of Intent.  In conjunction with the proposed acquisition, we advanced loans totaling $195,000 to EvidencePix to provide them with sufficient working capital to commercialize their security software applications.  The loans beared interest at a rate of 5% per annum and were due one year from the date of the loan.  We were unable to reach a formal agreement with EvidencePix and elected to not proceed with the proposed acquisition.  On March 28, 2012, we entered into a British Columbia Supreme Court consent order with EvidencePix whereby EvidencePix agreed to pay us the outstanding loans plus interest and costs as follows: (i) $50,000 on March 31, 2012; (ii) $35,000 on April 30, 2012; (iii) $35,000 on May 31, 2012; (iv) $35,000 on June 30, 2012; and (v) $55,037.84 on July 31, 2012. As of July 31, 2012, we collected the entire amount of the outstanding loans, being $210,037.84.

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

Jumpstart Our Business Startups Act

Overview

In April 2012, the Jumpstart Our Business Startups Act ("JOBS Act") was enacted into law. The JOBS Act provides, among other things:

•	Exemptions for “emerging growth companies” from certain financial disclosure and governance requirements

•
Amendments to certain provisions of the federal securities laws to simplify the sale of securities and increase the threshold number of record holders required to trigger the reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended;

•	Relaxation of the general solicitation and general advertising prohibition for Rule 506 offerings;

•	Adoption of a new exemption for public offerings of securities in amounts not exceeding $50 million; and

•
Exemption from registration by a non-reporting company of offers and sales of securities of up to $1,000,000 that comply with rules to be adopted by the SEC pursuant to Section 4(6) of the Securities Act and exemption of such sales from state law registration, documentation or offering requirements.

Application to Our Company

In general, under the JOBS Act a company is an “emerging growth company” if its initial public offering ("IPO") of common equity securities was effected after December 8, 2011 and such company had less than $1 billion of total annual gross revenues during its last completed fiscal year. A company will no longer qualify as an “emerging growth company” after the earliest of:

(a)	the completion of the fiscal year in which the company has total annual gross revenues of $1 billion or more;

(b)	the completion of the fiscal year of the fifth anniversary of the company's IPO;

(c)	the company's issuance of more than $1 billion in nonconvertible debt in the prior three-year period; or

(d)	the company becoming a "larger accelerated filer" as defined under the Exchange Act, as amended.

Exemptions Available

The JOBS Act provides additional new guidelines and exemptions for non-reporting companies and for non-public offerings. Those exemptions that impact the Company are discussed below.

Financial Disclosure. The financial disclosure in a registration statement filed by an “emerging growth company” pursuant to the Securities Act, will differ from registration statements filed by other companies as follows:

(a)	audited financial statements required for only two fiscal years;

(b)	selected financial data required for only the fiscal years that were audited;

(c)	executive compensation only needs to be presented in the limited format now required for “smaller reporting companies”.

As we are a “smaller reporting company”, we are already provided with the above exemptions under Regulation S-K.

The JOBS Act also exempts our independent registered public accounting firm from having to comply with any rules adopted by the Public Company Accounting Oversight Board ("PCAOB") after the date of the JOBS Act's enactment, except as otherwise required by SEC rule.

The JOBS Act further exempts an “emerging growth company” from any requirement adopted by the PCAOB for mandatory rotation of our accounting firm or for a supplemental auditor report about the audit.

Internal Control Attestation. The JOBS Act also provides an exemption from the requirement of the Company's independent registered public accounting firm to file a report on the Company's internal control over financial reporting, although management of the Company is still required to file its report on the adequacy of the Company's internal control over financial reporting.

Section 102(a) of the JOBS Act exempts “emerging growth companies” from the requirements in Sections 14A(a) and (b) of the Exchange Act for companies with a class of securities registered under the Exchange Act, to hold shareholder votes for executive compensation and golden parachutes.

Other Items of the JOBS Act. The JOBS Act also provides that an “emerging growth company” can communicate with potential investors that are qualified institutional buyers or institutions that are accredited to determine interest in a contemplated offering either prior to or after the date of filing the respective registration statement. The JOBS Act also permits research reports by a broker or dealer about an “emerging growth company” regardless of whether such report provides sufficient information for an investment decision. In addition the JOBS Act precludes the SEC and FINRA from adopting certain restrictive rules or regulations regarding brokers, dealers and potential investors, communications with management and distribution of a research reports on the “emerging growth company’s” IPOs.

Section 106 of the JOBS Act permits “emerging growth companies” to submit registration statements under the Securities Act, as amended, on a confidential basis provided that the registration statement and all amendments thereto are publicly filed at least 21 days before the issuer conducts any road show. This is intended to allow “emerging growth companies” to explore the IPO option without disclosing to the market the fact that it is seeking to go public or disclosing the information contained in its registration statement until the company is ready to conduct a roadshow.

Election to Opt Out of Transition Period. Section 102(b)(1) of the JOBS Act exempts “emerging growth companies” from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act, as amended, registration statement declared effective or do not have a class of securities registered under the Exchange Act, as amended) are required to comply with the new or revised financial accounting standard.

The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of the transition period.

Mineral properties

We own a 100% interest in our lead mineral project called the OS Gold Claim. We also hold a 100% interest in another mineral property called the Quad Gold Claim.

In April 2012, Grant Crooker, P. Geo, our consulting geologist, visited the OS Gold Claim to examine whether the OS Gold Claim’s access road was still open following a harsh winter in early 2012. Mr. Crooker also visited the area of the historical showing and drill sites. He then made an oral report to Gerald Diakow, a member of our Board of Directors, on the reclamation of these sites. Mr. Crooker wrote a short report on the geology of the area including a review of historical mining exploration on other properties in the area. After receiving, this report, Mr. Diakow, recommended and contracted the geochemical soil sample survey for Phase 1 of our exploration program.

The Quad Gold Claim has not been physically examined by a professional geologist or mining engineer.  Notwithstanding the fact that there was not a site visit for the Quad Gold Claim, Mr. Diakow visited the Quad Gold Claim in May 2006.

To date, we have focused our resources on the OS Gold Claim. Our properties are illustrated in Figure 1 below.

MineralTitles OnlineBC

LOCATION of VENZA GOLD CLAIMS

QUAD GOLD CLAIM
OS GOLD CLAIM
Quesnel
Williams Lake
Revelstoke
Kamloops
Enderby
Armstrong
Vernon
Merritt
Kelowna
Penticton
Kimberley
Nelson
Castlegar
Trail
Greenwood
Grand Forks
Courtenay
Parksville
Port Alberni
Nanaimo
North Vancouver (City)
Surrey
Chilliwack
White Rock
Duncan
Colwood
Victoria
0 75 150 km.
Map center: 49°51' N, 121°53' W

Fort St. John
Terrace
Quesnel
Williams Lake
Revelstoke
Vernon
Vancouver
Trail
Victoria

Legend

Provincial Boundary (1:2M)
- Boundary (International)
- Boundary (Interprovincial)

NTS Grid

Transportation - Points (1:2M)
- Airstrip
- Ferry Route
- Seaplane Custom Port

Transportation - Lines (1:2M)
- Ferry Route
- Road - Trunk
- Road - Main
- Road - Local
- Bridge
- Rail Line

Water - Points (1:2M)
- Falls
- Dam

Water - Lines (1:2M)
- River/Stream - Definite
- River/Stream - Left Bank
- River/Stream - Right Bank
- Dam
- Lake - Definite
- Icefield
- Island - Definite
- Coastline - Definite

Water - Polygons (1:2M)
- River/Stream - Definite
- Lake - Definite
- Island - Definite

Major Cities

Scale: 1:4,418,867

This map is a user generated static output from an Internet mapping site and is for general reference only. Data layers that appear on this map may or may not be accurate, current, or otherwise reliable. THIS MAP IS NOT TO BE USED FOR NAVIGATION.

Notes: SOUTHERN BRITISH COLUMBIA

Figure 1. Location and access to properties.

The OS Gold Claim

Description of Property

The OS Gold Claim is comprised of one mineral claim totaling 1,292.5 acres, located approximately 7 kilometers west of the town of Osoyoos, British Columbia, Canada.  The OS Gold Claim is recorded with the Ministry of Mines as follows:

Name of Mineral Claim	Tenure Number	Expiry Date
OS Gold	978304	April 5, 2013

Gerald Diakow is the registered owner of the OS Gold Claim and holds the OS Gold Claim in trust for our sole benefit.  The Province of British Columbia owns the land covered by the mineral claims. To our knowledge, there are no aboriginal land claims that might affect our title to our mineral claims or the Province’s title of the property.

In order to maintain the OS Gold Claim in good standing, we must complete minimum exploration work on the properties and file confirmation of the completion of the work with the Ministry of Mines. In lieu of completing this work, we may pay a fee equal to the minimum exploration work that must be performed with the Ministry of Mines. The completion of mineral exploration work or payment in lieu of exploration work in any year will extend the existence of the OS Gold Claim for one additional year. The minimum exploration work that must be performed and/or the fee for keeping the OS Gold Claim current is equal to CDN $5.00 per hectare.  As the OS Gold Claim is in good standing until April 5, 2013, we will be required to complete minimum exploration work or pay a minimum fee of CDN $2,615.35 on or before April 5, 2013 and each year thereafter in order to keep the OS Gold Claim current. If we fail to complete the minimum required amount of exploration work or fail to make a payment in lieu of this exploration work, our mineral claim will lapse and we will lose all interest in our mineral claim.

The OS Gold Claim is not subject to any royalties.

Location and Access

The OS Gold Claim is located in the Osoyoos Mining Division at approximately 7.2 km (4.5 miles) west of Osoyoos, British Columbia, Canada.

LOCATION OF OS GOLD CLAIM

MineralTitles OnlineBC
Fort St. John
Terrace
Quesnel
Williams Lake
Revelstoke
Vernon
Vancouver
Trail
Victoria
OS GOLD CLAIM
1002003
978304
597715
597706
657002
82E.002
82E.003
836783
YARD
YARD
YARD
340422
377526
377525
319366
319365
319369
377613
321326
319368
319363
377614
321327
319364
319361
380903
380905
380904
380906
247408
319362
375878
318267
247407
247414
247416
310162
936592
BCB 95064
Legend
Indian Reserves
National Parks
Conservancy Areas
Parks
Federal Transfer Lands
Mineral Tenure (current)
Mineral Claim
Mineral Lease
Mineral Reserves (current)
Placer Claim Designation
Placer Lease Designation
No Staking Reserve
Conditional Reserve
Release Required Reserve
Surface Restriction
Recreation Area
Others
First Nations Treaty Related Lands
First Nations Treaty Lands
Survey Parcels
BCGS Grid
Contours (1:250K)
Contour - Index
Contour - Intermediate
Areaof Exclusion
Areaof Indefinite Contours
Transportation - Points (TRIM)
Helipad
Transportation - Lines (TRIM)
Airfield
0 1000 2000 m.
Map center: 49° 1' 37" N, 119° 33' 53" W
Scale: 1:57,431

This map is a user generated static output from an Internet mapping site and is for general reference only. Data layers that appear on this map may or may not be accurate, current, or otherwise reliable. THIS MAP IS NOT TO BE USED FOR NAVIGATION.

Figure 2. OS Gold Claim.

The OS Gold Claim is accessible by 4 wheel drive vehicle or an all terrain vehicle from Richter Pass on Highway 3.  From Highway 3, vehicles travel along the old Richter pass road and then travel along Cougar Creek road to Blue Lake.  Once at Blue Lake, vehicles travel 1 kilometre to Kilpoola Lake, which is located on the edge of the OS Gold Claim.

Water for the OS Gold Claim would be sourced from Kipoola Lake (approximately 350 X 220 yards in size) which is enclosed in the claim area. Infrastructure on the claim property includes logging/ranch roads which transect the claim area in a north-south direction. Electrical power could be sourced from the Okanagan Valley transmission line which is 3.2 km (2 miles) northeast of the OS Gold Claim.

Climate and Physiography

The climate of the western Okanagan has little precipitation, being less than 10 inches per year. Snowfall may occur in the winter at higher elevations and generally melts by mid-April in the claim area. During the summer months, the climate is warm and dry and thunderstorms may occur. Due to the light snowfall in the OS Gold Claim area, exploration may be undertaken all year.

Vegetation in the OS Gold Claim area consists of grassy slopes and meadows with pine forest on the higher elevation hills especially on the north facing slopes. Lodge pole pine trees are in the forested areas and Ponderosa pine trees are found in the more open areas. Water courses are choked with wild rose bushes and trembling aspen are found along the riparian area.

The topography of the Thompson Okanagan region is extremely varied. The OS Gold Claim area is bounded by the Cascade Mountains to the west and the Okanagan Mountain Range to the east. The 160 km (100 miles) chain of lakes in the Okanagan Valley are the main feature of the landscape. The three largest lakes in the Okanagan Valley north to south are Okanagan Lake, Skaha Lake and Osoyoos Lake, which straddles the USA-Canada border. The OS Gold Claim is situated approximately 7.4 km west of Osoyoos Lake. Low rolling hills make up most of the OS Gold Claim and running through the center is a shallow valley and Kilpoola Lake. Lone Pine Creek flows south into Kilpoola Lake. The elevation on the OS Gold Claim is from 800 to 1000 meters (2600 to 3300 feet).

History

A large number of prospects and three small mines occur within a 20 kilometre radius of the OS Gold Claim in both Canada and the United States. The earliest recorded mining activity in the area is from placer mining for gold on the Similkameen River on the United States side of the border, 5.5 kilometres south of the OS Gold Claim, in 1859. Quartz veins and lodes were recognized in the area at that time but no exploration was carried out on them.  Most of the mineralization in the area is related to quartz veins with gold and silver values.

The first significant mine development in the area was at the Fairview gold-silver camp located 19 kilometres north of the OS Gold Claim in the early 1890s.  At the Morning Star and Stemwinder mines quartz vein systems containing galena, chalcopyrite, sphalerite and pyrite carry significant gold and silver values. The quartz veins occur within Kobau Group metasedimentary rocks near the contact with the Fairview granodiorite to the south and Oliver granite to the north. Production from the Fairview camp is estimated to be 535,500 tons of ore producing 17,040 ounces of gold and 169,497 ounces of silver between 1898 and 1949 (BC Preliminary Map 64, Gold in British Columbia).

The Dividend-Lakeview property is located approximately 5 kilometres south-east of the OS Gold Claim and was first explored around 1900. The Dividend-Lakeview property is considered a skarn deposit with high temperature replacement of limestone within the Kobau Group. The skarn mineralization consists of massive pyrrhotite, pyrite, chalcopyrite and arsenopyrite which preferentially replace marble. The Dividend-Lakeview produced 104,200 tons of ore yielding 16,216 ounces of gold and 2,805 ounces of silver between 1907 and 1949 (BC Preliminary Map 64, Gold in British Columbia).

The Horn Silver mine is located approximately 11 kilometres east of the OS Gold Claim and was first explored around 1900. The Horn Silver mine lies in biotite-hornblende granodiorite of the Kruger syenite. The mineralization which occurs is discontinuous, narrow east and south-east striking quartz veins within weakly developed easterly striking shear zones and consists of argentite, native silver, cerargyrite, pyrite, galena, sphalerite, tetrahedrite, chalcopyrite, pyrargyrite and acanthite. Production from the Horn Silver mine is recorded as 483,614 tons of ore yielding 10,686 ounces of gold and 4,089,471 ounces of silver between 1915 and 1984 (BC Preliminary Map 64, Gold in British Columbia).

A large porphyry copper-molybdenum type deposit called the Kelsey occurs approximately 9 kilometres south-east of the OS Gold Claim in the state of Washington.  The bulk of the mineralization at the Kelsey property occurs within the coarse crystalline quartz diorite of the Jurassic-Cretaceous Silver Nail pluton. At the south end of the property the pluton has been brecciated and Kobau Group metasedimentary and metavolcanic rocks have been incorporated as fragments in the breccia and as slivers in the pluton. The most concentrated copper-molybdenum mineralization is associated with quartz-sericte alteration and intense fracturing and the surrounding country rock is chloritized. Mineralization in greenstone and limey portions of the Kobau group consists of copper-bearing tactite containing pyrrhotite, minor garnet and epidote. Quartz veins contain chalcopyrite rich pods.

The sole recorded exploration work on the OS Gold Claim occurred in 1973 by Cone Properties Ltd. (“Cone Properties”).  Cone Properties conducted an extensive exploration program on a mineralized occurrence called the “Pass Showing”, which is located within the OS Gold Claim.  Historical records indicate that the exploration program consisted of geological mapping, magnetometer geophysical survey, a 3,100 sample geochemical soil survey, and 10 percussion drill holes totaling 821 metres (British Columbia Minfile Databse Number 082ESW111).  Results of this work program are not available in the public record.

The above detailed information concerning historical prospects and production within the vicinity of the OS Gold Claim is not necessarily indicative of the mineralization on the OS Gold Claim.

Geology

The OS Gold Claim is located within the Okanagan Terrane of the Intermontane tectonic belt and is mainly underlain by metasediments and metavolcanics of the Carboniferous or older Kobau Group. The Pass showing is reported to occur within the Kobau Group on the OS Gold Claim.

The Kobau Group rocks comprise of banded, foliated quartzite lithologies with minor mafic schists, and thick, compositionally layered mafic schist units with intercalated quartzite bands. Minor meta-carbonates and mafic meta-volcanic flows or sills occur within the quartzites and schists.

The quartzites range from layered, foliated quartzite with thin, biotite rich laminae to boudins of massive, pure quartzite and range in colour from opaque black to translucent grey to green to blue.  The beds generally vary from one to thirty metres in thickness, but range down to several centimetres or less in thickness, interbedded with other rocks.

The schists are generally fine grained, strongly foliated, generally chloritic and range in colour from light to dark green to grey-green and rarely black. The individual units are themselves heterogeneous sequences marked by irregular finer scale alterations of thin beds of slightly different character.

The meta-carbonate unit is similar in character to the schist unit in so much as it is green, fine grained, chloritic and strongly foliated. Its distinction is it is host to concordant and discordant carbonate veinlets as well as containing indigenous carbonate material. The unit also hosts white to light blue marble boudins generally less than 10 metres in thickness. The meta-volcanic units consist of greyish-green lenses of augite-porphyritic mafic flows or sills, sometimes weakly foliated.

Immediately to the north and east of the OS Gold Claim, the Kobau Group metamorphic rocks have been intruded by the Middle Jurassic Osoyoos granodiorite and associated rock types of the Nelson Plutonic Suite. A second pluton of similar age, the Fairview granodiorite intrudes the Kobau Group approximately nineteen kilometres north of the OS Gold Claim. Immediately north of the Fairview granodiorite is the Oliver granite of Jurassic or younger age. The Fairview granodiorite and Oliver granite are very significant as they spatially are related to the auriferous quartz veins at the Fairview gold-silver camp. The western portion of the OS Gold Claim is underlain by Jurassic aged, megacrystic coarse grained syenite of the Kruger syenite.

The regional metamorphism of the Kobau group in the study area is syn-kinematic with the respect to the main phases of pre-Jurassic deformation. Peak metamorphic conditions of greenschist grade are documented by actinolite-biotite-epidote-albite assemblages in mafic schists and calcite-tremolite assemblages in some carbonate rocks. Garnet occurrences are limited to semi-pelitic layers. Contact metamorphism adjacent to the Jurassic plutons overprinted schistocities with secondary, non-oriented growth of greenschist minerals.

The Kobau Group have undergone three distinct phases of deformation. The earliest phase produced near isoclinals folding and shearing accompanied by metamorphism to greenschist facies. The second phase resulted in overturned and normal folds. The third phase of deformation caused doming and gentle folding, along with fracturing and is considered to possibly be contemporaneous with the Mesozoic intrusions. As each period of folding has been successively overprinted on the previous event, the result is a sequence of complex tight, isoclinals, over turned recumbent, chevron and refolded folds.

Quartz veins are ubiquitous in the metasedimentary rocks and display varying degrees of deformation according to their time of emplacement. Auriferous quartz veins occur within the Kobau group adjacent to and parallel to the Fairview granodiorite contact. Near the Stemwinder mine, these veins form two sets at distances of approximately 50 metres and 100 metres from the intrusive contact.  Near the Fairview mine, veins occur at structurally higher levels near the contact between quartzite and mafic schist, as well as close to or within the Fairview granodiorite. All veins are locally concordant to the regional foliation but cut lithologic contacts on the map scale. In general, they form planar bodies striking north-westerly and dipping to the south-east. Individual veins pinch and swell greatly, attain thicknesses up to 5 metres, and may be traced up to 500 metres along strike.

Mineralization

In the Southern Portion of the OS Gold Claim the pluton has been brecciated and Kobau Group metasedimentary and metavolcanic rocks have been incorporated as fragments in the breccia and as slivers in the pluton. The most concentrated copper-molybdenum mineralization is associated with quartz-sericte alteration and intense fracturing and the surrounding country rock is chloritized. Mineralization in greenstone and limey portions of the Kobau group consists of copper-bearing tactite containing pyrrhotite, minor garnet and epidote. Quartz veins contain chalcopyrite rich pods.

Mineralization at the Pass showing is described as consisting of quartz lenses and veins containing copper, lead, gold and silver mineralization. The proximity to the Kelsey deposit and that Porphyry Copper systems commonly occur in clusters and align along convergent plate boundaries suggests that the the Pass showings may be an apophysis where leakage of a much larger porphyry system is occurring.

Current Exploration Program

We have made a determination to implement the three-phase exploration program set forth below to test the potential of the OS Gold Claim.  As of the date of this Annual Report, we have completed Phase 1 of our exploration program. However, we have not commenced Phase 2 of our exploration program due to the fact that we have focused our financial resources on the filing of our Registration Statement on Form S-1, including, but not limited to, corresponding with our legal counsel and the Securities and Exchange Commission.

Phase 1 – Filed Work Sampling

Phase 1 of our exploration program involved sending a suitably equipped experienced prospecting team for about one week performing a reconnaissance survey of the entire claim.  In April 2012, we sent up a geological team to prospect the claim area and to complete a geochemical soil survey covering a grid area of 4.9 kilometers (3 miles). In total, 56 soil samples were collected and sent to Acme Analytical Laboratories (Vancouver) Ltd. The samples were analyzed using a standard ICP (Inductive Couple Plasma) Mass Spectrometer aqua regia Digestion which yields a 36 element analysis. The geochemical soil grid is illustrated in Figure 3 below.

GEOCHEMISTRY GRID

MineralTitles OnlineBC
DL 1976S
DL 1714S
Bk A
PHASE 1 GRID
DL 3092
978304
Bk B
815
82E 003
1002003
DL 2078S
Kilpoola
DL 3109
DL 24S Lake
DL 2394S
377614
1100
DL 3463
DL 1993S
380905
1000
380903
0 250 500 m.
Map center: 49° 1' 34" N, 119° 33' 20" W
Fort St. John
Terrace
Quesnel
Williams Lake
Revelstoke
Vernon
Vancouver
Trail
Victoria
Legend
MINFILE Status
Producer
Past Producer
Developed Prospect
All others
Indian Reserves
National Parks
Conservancy Areas
Parks
Federal Transfer Lands
MTO Grid (MTO)
Mineral Tenure (current)
Mineral Claim
Mineral Lease
Mineral Reserves (current)
Placer Claim Designation
Placer Lease Designation
No Staking Reserve
Conditional Reserve
Release Required Reserve
Surface Restriction
Recreation Area
Others
First Nations Treaty Related Lands
First Nations Treaty Lands
Integrated Cadastral Fabric
Survey Parcels
BCGS Grid
Contours (TRIM)
Contour - Index
Scale: 1:14,446

This map is a user generated static output from an Internet mapping site and is for general reference only. Data layers that appear on this map may or may not be accurate, current, or otherwise reliable. THIS MAP IS NOT TO BE USED FOR NAVIGATION.

Notes: PHASE 1 GEOCHEMISTRY SURVEY LOCATED ALONG BLUE LINES

Figure 3. Geochemical soil grid.

The geochemistry survey was successful in delineating both copper and gold anomalies on the OS Gold Claim. The copper soil samples show a large geochemical anomaly covering the eastern third of the grid area. This zone starts at the most north eastern sample collected on the grid and extends south for a length of 800 meters (2600 feet) and a width over 300 meters (1000 feet). The copper anomaly is open along the eastern boundary of the grid area.

The gold anomalies resulting from the geochemical soil survey shows two distinct zones the largest is located on the northern 1/3 of the grid area. This anomaly is approximately 500 meters (1600 feet) in a east-west direction and 200 meters (650 feet) north to south. The second anomaly is located in the southeastern corner of the grid area. This anomaly is smaller in area at approximately 200 meters (650 feet) north to south and 100 meters (325 feet) east to west, this anomaly is open to the east and further geochemical surveying east ward may enlarge this anomaly.

The geochemical soil survey has successfully picked up the reclaimed Pass Showing’s location and also located a new area of interest. Because of this success and that the anomalies for both copper and gold are open the geochemical exploration program should be expanded. A second phase of geochemical sampling is recommended. The phase 2 geochemical survey will extend the phase 1 grid eastward and south to the claim boundaries. The second geochemical survey will extend the grid area to approximately 2.5 times the area initially surveyed.

The total cost of Phase 1 was $7,125

Phase 2 – Follow Up Geophysical Work

Based on the results of Phase I, we have elected to proceed with Phase 2 of our exploration program on the OS Gold Claim.  Phase 2 will involve an induced potential geophysical survey. Further rock and soil geochemistry sampling, including a visit to the Kelsey property. A budget of about US $25,000 will likely be required but depending upon efficiencies, field conditions and the scope of surveys, trenching, etc. may approach US $35,000.

Completion of Phase 2 should be followed again by a thorough review of data obtained. One or more areas of mineral potential should be recognized and at least partially defined. Depending on the results from Phase 1 and 2, an additional soil sampling grid may be recommended to constrain anomalies produced from the Phase 1. Following this stage a geological mapping, a coincident Induced Potential Geophysical survey will be undertaken over the same grid that the soil samples were collected from.

Phase 3 – Geochemical Surveys and Diamond Drilling

Selected target areas will have to be more carefully detailed in order to identify drill sites. Geophysical surveys, either of a different method or on a more dense grid, should clarify the type of structure being investigated and will ensure that diamond drill holes are placed in the most prospective areas. Speculatively, an initial drill program of 1500 to 2000 meters is likely to be required.

If the results of Phase 2 of our exploration program on the OS Gold Claim are sufficiently positive, of which there is no assurance, we will implement Phase 3 of our exploration program on the OS Gold Claim.  We have estimated that Phase 3 will cost approximately $150,000 to $250,000.  Even if we sell all of the shares offered under the Primary Offering, we will have insufficient funds to pay the anticipated costs of Phase 3 of our exploration program.  As a result, we will be required to raise additional financing, of which there is no assurance, in order to fund this exploration program.

After we receive results and recommendations at the end of each phase, Mr. Diakow, after consulting with Mr. Crooker, or another consulting geologist, will recommend to the Board of Directors whether it is feasible to proceed with further exploration. The Board of Directors will evaluate the results as explained by Mr. Diakow and ultimately decide whether it is appropriate to proceed with further exploration.

The Quad Gold Claim

Description of Property

The Quad Gold Claim comprises an area of 408.9 acres and is located approximately 16.2km north of the City of Campbell River, British Columbia, Canada.  The Quad Gold Claim is recorded with the Ministry of Mines as follows:

Name of Mineral Claim	Tenure Number	Expiry Date
Quad Gold	978305	April 5, 2013

Gerald Diakow is the registered owner of the Quad Gold Claim and holds the Quad Gold Claim in trust for our sole benefit.  The Province of British Columbia owns the land covered by the mineral claims. To our knowledge, there are no aboriginal land claims that might affect our title to our mineral claims or the Province’s title of the property.

In order to maintain the Quad Gold Claim in good standing, we must complete minimum exploration work on the properties and file confirmation of the completion of the work with the Ministry of Mines. In lieu of completing this work, we may pay a fee equal to the minimum exploration work that must be performed with the Ministry of Mines. The completion of mineral exploration work or payment in lieu of exploration work in any year will extend the existence of the Quad Gold Claim for one additional year. The minimum exploration work that must be performed and/or the fee for keeping the Quad Gold Claim current are equal to CDN $5.00 per hectare.  As the Quad Gold Claim is in good standing until April 5, 2013, we will be required to complete minimum exploration work or pay a minimum fee of CDN $827.45 on or before April 5, 2013 and each year thereafter in order to keep the Quad Gold Claim  current.  If we fail to complete the minimum required amount of exploration work or fail to make a payment in lieu of this exploration work, our mineral claim will lapse and we will lose all interest in our mineral claim.

The Quad Gold Claim is not subject to any royalties.

Location and Access

The Quad Gold Claim is located in the Nanaimo Mining Division located on Quadra Island and is 16.2 km (10 miles) north of the City of Campbell River, British Columbia, Canada.

MineralTitles OnlineBC

MAP OF VENZA'S QUAD GOLD CLAIM

Fort St. John
Terrace
Quesnel
Williams Lake
Revelstoke
Vernon
Vancouver
Trail
Victoria

DL 1500, RETRAC MC
DL 1232
554158
DL 1370, COPPER HILL MC
DL 1230
DL 1234
757542
DL 1236
DL 1238
DL 1369, GEILER MC
DL 1283
DL 1240
DL 1239
DL 1282
DL 1284
DL 1462, DORA MC
DL 1501, SNOSRAP MC
853444
978305
DL 1285
92K.014
DL 1287
DL 1502, LAKE SIDE MC
DL 1286
DL 1288
DL 1293
DL 1463, TED MC
QUAD GOLD CLAIM
DL 1290
DL 1289
DL 1317
DL 1291
DL 1292
941736
529060
DL 1295
DL 1294
0
190
380 m.
Map center: 50° 11' 12" N, 125° 15' 34" W

Legend
Indian Reserves
National Parks
Conservancy Areas
Parks
Federal Transfer Lands
Mineral Tenure (current)
Mineral Claim
Mineral Lease
Mineral Reserves (current)
Placer Claim Designation
Placer Lease Designation
No Staking Reserve
Conditional Reserve
Release Required Reserve
Surface Restriction
Recreation Area
Others
First Nations Treaty Related Lands
First Nations Treaty Lands
Integrated Cadastral Fabric
Survey Parcels
BCGS Grid
Contours (TRIM)
Contour - Index
Contour - Index.Indefinite
Contour - Index.Depression
Contour - Index.Depression Indefinite
Contour - Intermediate
Contour - Intermediate.Indefinite
Contour - Intermediate.Depression
Contour - Intermediate.Depression
Scale: 1:10,519

This map is a user generated static output from an Internet mapping site and is for general reference only. Data layers that appear on this map may or may not be accurate, current, or otherwise reliable. THIS MAP IS NOT TO BE USED FOR NAVIGATION.

Notes: RED MARKS BOUNDARY OIF TENURE 978305

Figure 4. Quad Gold Claim.

Access to the Quad Gold Claim is done by vehicle ferry from Campbell River to Quathiaski Cove on Quadra Island. From Quathiaski Cove, it is a 6 km (3.5 mile) drive to Heriot Bay on paved road and then a 9.7 km drive on unpaved logging road to the Quad Gold Claim.

Water for the Quad Gold Claim would be sourced from Stramberg Lake (approximately 1.0 X 0.3 miles in size) which forms the eastern border of the claim area. The only infrastructures on the claim property are logging roads which transect the claim area in both an east-west and north-south direction. Electrical power could be sourced from the Blodell pulp and paper mill transmission line which is 12.5 km (8 miles) west south west of the Quad Gold Claim.

Climate and Physiography

The Quad Gold Claim is located on the west coast of British Columbia, which generally receives higher rainfall than the interior of the province. The Campbell River area receives 32 inches of rain a year the majority falling between November and May. Snow on Quadra Island stays until mid May especially in the forest under the tree canopy. Winters along the coast near sea level vary from year to year depending on the number of mid Pacific storms that come ashore carried by what is locally called the “Japanese Current”, these weather systems may be frequent or rare, although they tend to be frequent most years. Mining exploration may continue throughout the year on the Quad Gold Claims because of the claims low elevation. However, field work should be done between May and October because of the short daylight during winter months restricts outside activities to between the hours of 8:00 AM and 4:00 PM.

The vegetation on Quadra Island is typical of the British Columbia coastal areas where large forests once dominated the landscape. The accessible areas have long since been logged and the second growth on Quadra Island is actively been logged by small independent logging contractors. These forests which are being logged generally consist of Douglas fir, spruce and balsam in the well drained areas and cedar and hemlock in the wet or swampy areas. The undergrowth is dominated by Pacific salal, and in the sunnier areas blackberry, salmonberry and grasses are common.

The Quad Gold Claim area lies within two major northwest –trending physiographic divisions, namely, the Vancouver Island Ranges and the Coastal Trough. Between the front ranges of the Vancouver Island Ranges and Strait of Georgia, which occupies most of the Coastal Trough, is the Coastal Lowland. This lowland extends about 80 miles northwest from Nanoose Harbour to Campbell River and averages 4 miles wide, but widens to a maximum of about 12 miles in the Courtenay-Comox area. The lowland rises gently from the sea to meet the front ranges at elevations of 700 to 1000  feet.The Front ranges include Forbidden Plateau, with summits approaching an altitude of 7,000 feet above sea-level, the Beaufort Range with summits 3,000 to 5,000 feet and Mount Arrowsmith, which reaches an altitude of 5,962 feet.

Quadra Island is mainly mountainous, but the southern peninsula has a gently undulating suface150 to 300 feet above sea-level. This peninsula from Heriot Bay to Cape Mudge is about 7 miles long and 2 miles wide.

The major physiographic features are related to the bedrock, but at least two major ice-sheets have covered the area. Upon retreat of the ice, the mountains were left glacially sculptured with cirques and U-shaped valleys and over the lowland, glacial drift, with an undulating surface, accumulated. Transgressing and regressing seas further modified the lowland surface and, with lowering of sea-level, rivers cut or incised their valleys into the glacial and interglacial deposits and built terraces, deltas, and fluvial plains. In places along the coast bold cliffs have been left that expose 200 feet or more of glacial and interglacial deposits, and at sea-level benches and terraces have been cut by wave action on the exposed bedrock.

History

Historical work on the Quad Gold Claim has focused on two mineral properties: (i) the White Swan copper/silver prospect and the (ii) Condor copper/gold/silver prospect.

Previous work on the White Swan prospect includes the sinking of a 3.4 by 2.6 metre (11ft by 8ft) shaft 15 metres (50 feet), driving 30 metres (100 feet) or more at the bottom of the shaft. In addition, considerable surface work in the shape of pits, trenches and open-cuts has been done. Several bodies of pyrrhotite occur in limestone and andesite near their contact. A large pit, about 4 metres (12.5 feet) deep, has exposed three parallel mineralized fracture zones which strike about 72 degrees, all of which are included within a width of 5.5 metres (17 feet). The larger central zone is about 1.2 metres (4 feet) thick, and the smaller deposits on either side range from 5 to 40 centimetres (2 to 16 inches) in thickness. These mineralized zones or deposits are composed mainly of pyrrhotite, chalcopyrite, arsenopyrite, pyrite, quartz, garnets and epidote, the better ore material consisting mainly of quartz, pyrrhotite and chalcopyrite. An average sample was taken across the central deposit, 1.2 metres (4 feet) from the surface. This was assayed and proved to contain trace gold, no silver and 0.62 per cent copper (Geological Survey of Canada Summary Report 1913, page 73).

A mass of pyrrhotite about 3.6 metres (12.4 feet) thick was exposed in the old water filled shaft in 1913. An average sample was taken across this width and it assayed trace gold, no silver and 0.70 per cent copper (Geological Survey of Canada Summary Report 1913, page 73).

A 6-metre (20 feet) wide quartz vein containing pyrite and chalcopyrite was exposed at the northwest end of the old White Swan prospect. A sample of pyrrhotite from the surface assayed trace gold, 6.86 grams per tonne silver and 1.0 per cent copper (British Columbia Minister of Mines Annual Report 1913, page 285).

At the Condor showing a body of pyrrhotite with quartz about 1 metre (3 ft) wide has been exposed at the mouth of a tunnel that has been driven 33 metres (100 ft) south- west in limestone. The Condor occurrence is situated to the north- west of the Anaconda, which exhibits similar geology. The latter occurs at the contact of andesitic rock and limestone. The intrusive contact occurs within a few hundred metres to the northeast.

A sample of pyrrhotite and quartz assayed 0.69 grams per tonne gold, 6.86 grams per tonne silver and 0.9 per cent copper (British Columbia Minister of Mines Annual Report 1913, page 285).

The above detailed information concerning historical exploration work on the Quad Gold Claim is not necessarily indicative of the mineralization on the Quad Gold Claim.

Geology

The western-half of Quadra Island is underlain primarily by andesitic volcanic rocks of the Upper Triassic Karmutsen Formation which are overlain and bounded on the east by a northwest trending belt of Upper Triassic Quatsino Formation limestone, both of the Vancouver Group.

The area is underlain by highly fractured and sheared Karmutsen Formation amygdaloidal andesitic flow rocks interlayered with dense, fine to medium grained andesitic units and minor thin beds of sedimentary and tuffaceous material. The flow rocks dip gently south and southeast and range in thickness from 0.3 to 3.6 metres (1 to 12 ft) and more. Many of the flows are highly amygdaloidal with the amygdules filled with calcite, quartz, chlorite, actinolite or prehnite. The rocks are chloritized and cut by numerous stringers and veinlets of quartz, calcite and epidote.

Chalcocite is the most abundant mineral with native copper and chalcopyrite in lesser amounts. Bornite and pyrite are rare. Malachite, azurite and cuprite are confined to oxidized and weathered surfaces. The distribution of the mineralization is erratic. It is found along fracture plane surfaces and within irregular quartz- calcite veinlets, less commonly it occurs within amygdules or is otherwise locally disseminated. The mineralization tends to be more concentrated where fracture density is high. The White Swan area is underlain by Upper Triassic Karmutsen Formation volcanics of the Vancouver Group. These are interbedded with, and overlain to the northeast by a northwest trending belt of Quatsino Formation limestone (Vancouver Group) known historically as the "lime-belt". The Vancouver Group rocks are in fault and/or intrusive contact to the northeast with intrusive rocks of the Coast Plutonic Complex.

Property Geology

The Quad Gold Claims are underlain by upper Triassic Karmutsen Formation volcanics of the Vancouver Group. The Quad Gold Claims are well situated near numerous historic copper-gold-silver past producers, prospects and showings.

Current Exploration Activities

To date, we have not conducted any exploration work on the Quad Gold Claims.  We are focusing our resources on the exploration of the OS Gold Claims

Competition

We are an exploration stage company. We compete with other mineral resource exploration and development companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration and development companies with whom we compete have greater financial and technical resources than we do. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford greater geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact our ability to finance further exploration and to achieve the financing necessary for us to develop our mineral properties.

Government Regulations

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the Province of British Columbia, Canada. The main agency that governs the exploration of minerals in British Columbia is the Ministry of Energy and Mines (“Ministry of Mines”). The Ministry of Mines manages the development of British Columbia’s mineral resources, and implements policies and programs respecting their development while protecting the environment. In addition, the Ministry of Mines regulates and inspects the exploration and mineral production industries in British Columbia to protect workers, the public and the environment.

The material legislation applicable to us is the Mineral Tenure Act (British Columbia), administered by the Mineral Titles Branch of the Ministry of Mines, and the Mines Act (British Columbia), as well as the Health, Safety and Reclamation Code and the Mineral Exploration Code. The Mineral Tenure Act and its regulations govern the procedures involved in the location, recording and maintenance of mineral titles in British Columbia. The Mineral Tenure Act also governs the issuance of leases which are long term entitlements to minerals.

All mineral exploration activities carried out on a mineral claim or mining lease in British Columbia must be in compliance with the Mines Act. The Mines Act applies to all mines during exploration, development, construction, production, closure, reclamation and abandonment. It outlines the powers of the Chief Inspector of Mines, to inspect mines, the procedures for obtaining permits to commence work in, on or about a mine and other procedures to be observed at a mine.  Additionally, the provisions of the Health, Safety and Reclamation Code for mines in British Columbia contain standards for employment, occupational health and safety, accident investigation, work place conditions, protective equipment, training programs, and site supervision. Also, the Mineral Exploration Code contains standards for exploration activities including construction and maintenance, site preparation, drilling, trenching and work in and about a water body.

We will not be required to obtain a permit for the exploration carried out under Phase 2 of our exploration program as it involves geophysical work.  In the event that we wish to proceed with Phase 3 of our exploration program, we will be required to file a permit application with the Ministry of Mines in order to conduct drilling on the OS Gold Claim.  As of the date of this Annual Report, we have not applied for such a permit.

The Mines Act also provides that a company planning to mine a property must submit a detailed “Mine Plan and Reclamation Program” must be submitted to the Mining  Operations  Branch  Regional  Manager for proposed coal or hardrock mineral mines, major expansions or modifications of producing  coal and hardrock  mineral  mines,  and large pilot projects, bulk  samples, trial cargoes  or  test  shipments. Information requirements for these applications are summarized in the Act. Mines Act permit applications are required whether or not proposed developments fall under the Environmental Assessment Act ("EAA").

Additional approvals and authorizations may be required from other government agencies, depending upon the nature and scope of the proposed exploration program. If the exploration activities require the falling of timber, then either a free use permit or a license to cut must be issued by the Ministry of Forests. Items such as waste approvals may be required from the Ministry of Environment, Lands and Parks if the proposed exploration activities are significantly large enough to warrant them. Waste approvals refer to the disposal of rock materials removed from the earth which must be reclaimed. An environmental impact statement may be required.

In order to maintain our mineral claims in good standing, we must complete exploration work on the mineral claims and file confirmation of the completion of work on the mineral claims with the applicable mining recording office of the Ministry of Mines. In British Columbia, the recorded holder of a mineral claim is required to perform a minimum amount of exploration work on a claim or make payment in the equivalent sum in lieu of work. We will be required to pay a fee of CDN $5.00 (USD $5.05) per hectare per year during the initial two year period, CDN $10.00 (USD $10.10) per hectare per year during years three and four, CDN $15.00 (USD $15.15) per hectare per year during years five and six and CDN $20.00 (USD $20.20) per hectare per year for each year thereafter. There is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program. The completion of mineral exploration work or payment in lieu of exploration work in any year will extend the existence of our mineral claims for one additional year. If we fail to complete the minimum required amount of exploration work or fail to make a payment in lieu of this exploration work, then our mineral claims will lapse, and we will lose all interest that we have in our mineral claims.

Environmental Regulations

We will have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to its natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended work program. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings, our competitive position or us in the event that a potentially economic deposit is discovered.

Prior to undertaking mineral exploration activities, we must make application for a permit, if we anticipate disturbing land. A permit is issued after review of a complete and satisfactory application. We do not anticipate any difficulties in obtaining a permit, if needed. If we enter the production phase, the cost of complying with permit and regulatory environment laws will be greater because the impact on the project area is greater. Permits and regulations will control all aspects of the production program if the project continues to that stage. Examples of regulatory requirements include:

(i) Water discharge will have to meet drinking water standards;
(ii) Dust generation will have to be minimal or otherwise re-mediated;
(iii)Dumping of material on the surface will have to be re-contoured and re-vegetated with natural vegetation;
(iv)An assessment of all material to be left on the surface will need to be environmentally benign;
(v) Ground water will have to be monitored for any potential contaminants;
(vi)The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and
(vii)There will have to be an impact report of the work on the local fauna and flora including a study of  potentially endangered species.

Research and Development

We have not incurred any research and development expenditures since our inception.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

Raw materials

The raw materials for our exploration programs include camp equipment, hand exploration tools, sample bags, first aid supplies, groceries and propane.  All of these types of materials are readily available from a variety of local suppliers.

Dependence on major customers

We have no customers.

Employees

We have no employees other than our executive officers. We contract for the services of geologists, prospectors and other consultants as we require them to conduct our exploration programs.

ITEM 1A: RISK FACTORS

In addition to the factors discussed elsewhere in this annual report, the following risks and uncertainties could materially adversely affect our business, financial condition and results of operations.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and financial condition.

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

For the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be approximately $82,830. Accordingly, we have sufficient funds to meet our planned expenditures over the next twelve months.  In the event that we decide to proceed with phase three of our exploration program, of which there is no assurance, we will be required to raise additional financing.

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

You should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.  Our mineral properties do not contain a known body of commercial ore and, therefore, any program conducted on our mineral properties would be an exploratory search of ore.  There is no certainty that any expenditures made in the exploration of our mineral properties will result in discoveries of commercial quantities of ore.  Most exploration projects do not result in the discovery of commercially mineable deposits of ore.  Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts.  If the results of our exploration program do not reveal viable commercial mineralization, we may decide to abandon our claim and acquire new claims for new exploration. The acquisition of additional claims will be dependent upon our possessing sufficient capital resources to purchase such claims. If we do not have sufficient capital resources and are unable to obtain sufficient financing, we may be forced to abandon our operations.

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

We have not earned any revenues from business operations as of the date of this Annual Report. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.

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

Metal prices are determined by such factors as expectations for inflation, the strength of the United States dollar, global and regional supply and demand, and political and economic conditions and production costs in metals producing regions of the world.  The aggregate effect of these factors on metal prices is impossible for us to predict. In addition, the prices of metals such as lead, zinc, copper, silver, gold or uranium are sometimes subject to rapid short-term and/or prolonged changes because of speculative activities. The current demand for and supply of these metals affect the metal prices, but not necessarily in the same manner as current supply and demand affect the prices of other commodities. The supply of these metals primarily consists of new production from mining. If the prices of the metals are, for a substantial period, below our foreseeable cost of production, it may not be economical for us to continue operations and you could lose your entire investment.

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

 We do not expect to declare or pay dividends in the foreseeable future.

We have never paid cash dividends on our common stock and have no plans to do so in the foreseeable future. We intend to retain any earnings to develop, carry on, and expand our business.

“Penny stock” rules may make buying or selling our common stock difficult, and severely limit its marketability and liquidity.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

As a smaller reporting company we are not required to provide this information.

ITEM 2: PROPERTIES

We currently do not own any real property.  We currently lease on a month to month basis an office space located at 810-789 Pender Street West, Vancouver, British Columbia, V6C 1H2, consisting of approximately 25 square feet at a cost of $1,100 per month. We have assembled interests in two mineral properties in British Columbia, Canada—the OS Gold and Quad Gold—which we have described above in Item 1.

ITEM 3:  LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings and, to the best of our knowledge, none of our property or assets are the subject of any pending legal proceedings.

ITEM 4:  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.

As of January 15, 2013, our Common Stock is not trading on any public trading market or stock exchange. No assurance can be given that any market for our Common Stock will ever develop.

Holders.

As of January 15, 2013, there were 69 record holders of all of our issued and outstanding shares of Common Stock.

Dividend Policy

We have never declared, nor paid, any dividend since our incorporation and does not foresee paying any dividend in the near future since all available funds will be used to conduct exploration activities.  Any future payment of dividends will depend on our financing requirements and financial condition and other factors which the board of directors, in its sole discretion, may consider appropriate.

Under the Business Corporations Act, we are prohibited from declaring or paying dividends if there are reasonable grounds for believing that we are insolvent or the payment of dividends would render us insolvent.

Recent Sales of Unregistered Securities

We have filed a Registration Statement on Form S-1 (File No. 333-170648) (the “Registration Statement”) for the offer and sale by us of up to 1,500,000 shares of our common stock at a price of $0.10 per share (the “Primary Offering”) and the resale of 4,943,328 shares of our common stock by certain selling security holders (the “Secondary Offering”). The prices at which the selling security holders may sell their shares will be determined by prevailing market prices, prices related to prevailing market prices or at privately negotiated prices. We will not receive any proceeds from the sale of shares being sold by selling security holders. The SEC declared the Registration Statement effective on September 11, 2012 (the “Effective Date”). From the Effective Date to October 31, 2012, we did not sell any shares, receive any proceeds nor incur any expenses in connection with the Primary Offering.

ITEM 6:  SELECTED FINANCIAL DATA.

As a smaller reporting company we are not required to provide this information.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

summary of financial condition

Table 2 summarizes and compares our financial condition at October 31, 2012 to the year-ended October 31, 2011.

Table 2: Comparison of financial condition
	October 31, 2012	October 31, 2011
Working capital	$81,697	$81,268
Current assets	$120,253	$215,458
Unproved mineral property	$15,000	$-
Total liabilities	$38,556	$134,190
Common stock and additional paid in capital	$444,820	$233,070
Deficit	$(348,123)	$(151,802)

Results of operations

years ended October 31, 2012 and October 31, 2011

Our operating results for the years ended October 31, 2012 and 2011 and the changes in our operating results between those periods are summarized in Table 3.

Table 3: Changes in operating results
	Year ended October 31,		Percentage Increase	Changes between the years ended October 31,
	2012	2011	(Decrease)	2012 and 2011
Operating Expenses:
Administration	$6,773	$2,435	178.2%	$4,338
Accounting	26,048	7,463	249.0%	18,585
Bank charges	484	411	17.8%	73
Consulting	25,988	48,658	(46.6)%	(22,670)
Management fees	67,218	75,435	(10.9)%	(8,217)
Mineral exploration	10,000	-	100%	10,000
Office	11,725	1,962	497.6%	9,763
Professional fees	50,771	11,802	330.2%	38,969
Regulatory	12,214	1,408	767.5%	10,806
Travel and entertainment	2,990	-	100%	2,990
Foreign exchange	290	(561)	(151.7)	851
Loss before other items	(214,501)	(149,013)	43.9%	(65,488)
Interest Income	18,180	24,038	(24.0)%	(5,858)
Net loss	$(196,321)	$(124,975)	57.1%	$(71,346)

Revenues

We only earned interest income during the years ended October 31, 2012 and 2011 and do not anticipate earning revenues from business operations until such time as we enter into commercial production of our mineral properties. There can be no assurance that we will be successful in discovering commercial quantities or that we can commercially produce metals or minerals. We are presently an exploration stage company engaged in the search for mineral reserves. We can provide no assurances that we will be able to discover any commercially exploitable levels of mineral resources on our property, or, even if such resources are discovered, that we will be able to enter into commercial production of our mineral properties.

Operating expenses.

Our operating expenses increased by $65,488, or 43.9%, from $149,013 for the year ended October 31, 2011 to $214,501 for the year ended October 31, 2012.

The most significant year-to-date changes were:

•	We restructured our administrative operations, which resulted in savings of $22,670 in consulting fees for the year ended October 31, 2012, compared to the year ended October 31, 2011
•
Our accounting fees have increased by $18,585, from $7,463 for the year ended October 31, 2011 to $26,048 for the year ended October 31, 2012. The increase was mainly associated with preparation of the audited and interim financial statements included on form S-1.

•	During the year ended October 31, 2012, we spent $10,000 on the exploration program on our OS Gold mineral claim. We did not incur any exploration expenses during the year ended October 31, 2011.
•
Due to higher legal advisory and regulatory compliance requirements associated with completion of prospectus on from S-1, our professional and regulatory fees have increased by $38,969 and $10,806, respectively for the year ended October 31, 2012.

Liquidity

going concern

The consolidated financial statements included in this annual report have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. We have not generated any revenues from mineral sales since inception, have never paid any dividends and are unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. Our continuation as a going concern depends upon the continued financial support of our shareholders, our ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. Our ability to achieve and maintain profitability and positive cash flow depends upon our ability to locate profitable mineral claims, generate revenue from mineral production and control our production costs. Based upon our current plans, we expect to incur operating losses in future periods. At October 31, 2012, we had a working capital of $81,697 and accumulated losses of $348,123 since inception. These factors raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we will be able to generate significant revenues in the future. Our consolidated financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

internal and external sources of liquidity

Working Capital
	At October 31, 2012	At October 31, 2011
Current Assets	$120,253	$215,458
Current Liabilities	38,556	134,190
Working Capital Surplus	$81,697	$81,268

Cash Flows

	Year Ended October 31
	2012	2011
Net Cash (used in) Operating Activities	$(114,878)	$(42,187)
Net Cash provided by (used in) Investing Activities	210,038	(121,000)
Net Cash from Financing Activities	-	170,500
Net Increase in Cash During Period	$95,160	$7,313

Our working capital surplus remained approximately the same for the years ended October 31, 2012 and October 31, 2011. The balanced working capital surplus was primarily a result of (i) collected notes receivable; (ii) an increase in cash balance; (iii) a decrease in amounts due to related parties; and (iv) proceeds from issuance of our shares of common stock.

Capital resources

Our ability to explore our mineral claims is subject to our ability to obtain the necessary funding.  We expect to raise funds through sales of our debt or equity securities. We have no committed sources of capital.  If we are unable to raise funds as and when we need them, we may be required to curtail, or even to cease, our operations.

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

We anticipate that we will incur the expenditures set forth below during the next twelve months:

Category	Months 1 - 3	Months 4-6	Months 7 - 9	Months 10 - 12
Legal and Accounting Expenses	$6,250	$6,250	$6,250	$6,250
Management Expenses	$3,000	$3,000	$3,000	$3,000
Office Expenses	$2,500	$2,500	$2,500	$2,500
Mineral Exploration Program (OS Gold Claim)	$-	$35,000	$-	$-
Mineral Claim Payments (Quad Gold Claim)	-	$827.45	-	$-
Total	$11,750	$47,577.45	$11,750	$11,750

Over the next twelve months, our plan of operation and milestones involve the following:

1.
During the next three months, we will be focusing resources on meeting our reporting obligations under the Exchange Act.  The estimated cost for legal and accounting compliance will be $6,250 and administrative expenses will be $2,500. Due to the current winter conditions, we are planning to conduct Phase 2 of our exploration program on the OS Gold Claim beginning April 2013.

2.
During the period from four to six months, our plan is to conduct Phase 2 of our exploration program on the OS Gold Claim.  Phase 2 will involve a geophysical program on the program on the Pass Showing, which will involve exploration activities and not mining activities and will take approximately six months to complete. We will also be focusing resources on meeting our reporting obligations under the Exchange Act.  The estimated cost of Phase 2 will be $35,000, cost to meet our reporting obligations will be $6,250 and cost for other general and administrative expenses will be $2,500.

3.
During the period from seven to nine months, our Board of Directors will review and analyze the results of the Phase 2 exploration program and we will continue to focus resources on meeting our reporting obligations under the Exchange Act.  The estimated cost to meet our reporting obligations will be $6,250 and cost for other general and administrative expenses will be $2,500.

4.
During the period from ten to twelve  months, our Board of Directors will determine whether to implement Phase 3 of our exploration program on the OS Gold Claim.  Phase 3 will only involve exploration activities and no mining activities will be conducted.  In the event that Phase 3 is implemented, we anticipate that such program will take approximately seven months to complete.  Such determination will be based on the results of Phase 2 and whether we have sufficient financial resources to carry out such program.  We will continue to focus resources on meeting our reporting obligations under the Exchange Act.  The estimated cost to meet our reporting obligations will be $6,250 and cost for other general and administrative expenses will be $2,500.

As of October 31, 2012, we had cash on hand of $117,120.  Accordingly, we have sufficient cash on hand to pay the anticipated costs of Phase 2 of our proposed exploration program on the OS Gold Claim and maintain our reporting obligations for the period of twelve months.. However, there are no assurances that the actual cost of completing this exploration program will not exceed our estimates of those costs. If the actual costs of the exploration program are substantially greater than we have estimated, we may be required to seek additional financing. In addition, if we decide to proceed with additional work beyond Phase 3, of which there is no assurance, we will also be required to seek additional financing. We currently do not have any arrangements for additional financing.

Contingencies and commitments

We had no contingencies at October 31, 2012.

We have the following long-term minimum exploration commitments to keep the property in good standing:

Table 4: Exploration commitments
Exploration Expenditure Required
2013 (Incurred)	$2,754
2014	$2,754
2015	$2,754
2016	$5,508
2017-2022	$33,051
$46,821

Failure to do work or pay the cash in lieu will result in forfeiture of title.

Off-balance sheet arrangements

We have no off-balance sheet arrangements and no non-consolidated, special-purpose entities.

Related-party transactions

Related-party transactions are disclosed in Item 13 of this Annual Report.

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

Our significant accounting policies are disclosed in the notes to the audited financial statements for the year ended October 31, 2012, included in this annual report. The following accounting policies have been determined by our management to be the most important to the portrayal of our financial condition and results of operation:

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

Foreign Currency Translation and Transaction

Our functional currency is the Canadian dollar and reporting currency is the United States dollar.  We translate assets and liabilities to US dollars using year-end exchange rates, translate unproved mineral properties using historical exchange rates, and translates revenues and expenses using average exchange rates during the period. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. We have not to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide this information.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Page No.
Financial Statements
Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets as of October 31, 2012 and October 31, 2011	F-2

Statements of Operations for the years ended October 31, 2012 and 2011, and the period from inception (August 4, 2010)	F-3

Statement of Stockholders’ Deficit for the period from August 4, 2010 (inception) to October 31, 2012	F-4

Statements of Cash Flows for the years ended October 31, 2012 and 2011, and the period from inception (August 4, 2010)	F-5

Notes to Consolidated Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Venza Gold Corp.

We have audited the accompanying balance sheets of Venza Gold Corp. (the “Company”) as at October 31, 2012 and 2011 and the related statements of operations, stockholders’ equity and cash flows for the years then ended and the period from August 4, 2010 (inception) to October 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, these financial statements present fairly, in all material respects, the financial position of the Company as at October 31, 2012 and October 31, 2011 and the results of its operations and its cash flows for the years then ended and for the period from August 4, 2010 (inception) to October 31, 2012  in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses in developing its business, and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS

Vancouver, Canada
January 24, 2013

VENZA GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	October 31, 2012	October 31, 2011

ASSETS

Current assets
Cash	$117,120	$21,960
Notes receivable, net	-	191,858
HST recoverable	2,019	-
Prepaids	1,114	1,640
	120,253	215,458

Unproved mineral property	15,000	-
	$135,253	$215,458

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$38,556	$39,690
Due to related parties	-	94,500
	38,556	134,190

Stockholders' equity
Common stock, no par value, unlimited authorized6,916,661, and 3,543,328, issued and outstanding at October 31, 2012, and October 31, 2011	472,000	219,000
Common stock subscribed	-	41,250
Additional paid in capital	(27,180)	(27,180)
Deficit	(348,123)	(151,802)
	96,697	81,268
	$135,253	$215,458

The accompanying notes are an integral part of these  financial statements

VENZA GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS

	Year ended		From August 4, 2010 (Inception) to
	October 31, 2012	October 31, 2011	October 31, 2012

Operating expenses:
Administration	$6,773	$2,435	$9,208
Accounting	26,048	7,463	33,511
Bank charges	484	411	998
Consulting	25,988	48,658	74,646
Management fees	67,218	75,435	161,570
Mineral exploration	10,000	-	10,000
Office	11,725	1,962	14,282
Professional fees	50,771	11,802	68,230
Regulatory	12,214	1,408	15,177
Travel and entertainment	2,990	-	2,990
Foreign exchange	290	(561)	(271)
Loss before other items	(214,501)	(149,013)	(390,341)

Other items:
Interest income	18,180	24,038	42,218

Net Loss	$(196,321)	$(124,975)	$(348,123)

Loss per share - basic and diluted	$0.04	$0.04

Weighted average number of shares outstanding:	5,400,286	2,803,349

The accompanying notes are an integral part of these  financial statements

VENZA GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock Issued
	Number of Shares	Amount	Stock Subscribed	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at August 4, 2010	-	$-	$-	$-	$-	$-

Common stock issued for cash	1,750,000	51,500	-	-	-	51,500

Obligation to issue shares	-	-	38,250	-	-	38,250
						-
Discount on notes receivable	-	-	-	(13,995)	-	(13,995)

Net loss	-	-	-	-	(26,827)	(26,827)

Balance at October 31, 2010	1,750,000	51,500	38,250	(13,995)	(26,827)	48,928

Common stock issued for cash	1,793,328	167,500	(38,250)	-	-	129,250

Obligation to issue shares	-	-	41,250	-	-	41,250
						-
Discount on notes receivable	-	-	-	(13,185)		(13,185)

Net loss	-	-	-	-	(124,975)	(124,975)

Balance at October 31, 2011	3,543,328	219,000	41,250	(27,180)	(151,802)	81,268

Common stock issued	550,000	41,250	(41,250)	-	-	-

Common stock issued for debt	2,273,333	170,500	-	-	-	170,500

Common stock issued for asset	200,000	15,000	-	-	-	15,000

Common stock issued for services	350,000	26,250	-	-	-	26,250

Net loss	-	-	-	-	(196,321)	(196,321)

Balance at October 31, 2012	6,916,661	$472,000	$-	$(27,180)	$(348,123)	$96,697

The accompanying notes are an integral part of these  financial statements

VENZA GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CASH FLOWS

	Year ended		From August 4, 2010 (inception)
	October 31, 2012	October 31, 2011	to October 31, 2012
Cash flow from operating activities:
Net loss	$(196,321)	$(124,975)	$(348,123)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income	(18,180)	(24,038)	(42,218)
Consulting fees	26,250	-	26,250

Changes in operating assets and liabilities:
HST Recoverable	(2,019)	-	(2,019)
Prepaids	526	(1,640)	(1,114)
Accounts payable	51,366	34,966	91,056
Due to related parties	23,500	73,500	118,000
Net cash used in operating activities	(114,878)	(42,187)	(158,168)

Cash flows from investing activities:			-
Notes receivable, net of allowance	210,038	(121,000)	15,038
Net cash used in investing activities	210,038	(121,000)	15,038

Cash flows from financing activities:
Shares issued	-	167,500	260,250
Shares subscribed	-	3,000	-
Net cash provided by financing activities	-	170,500	260,250

Net increase in cash during the period	95,160	7,313	117,120

Cash, beginning	21,960	14,647	-

Cash, ending	$117,120	$21,960	$117,120

Supplemental disclosure of cash flow information:
Cash paid during the period
Taxes	$-	$-	$-
Interest	$-	$-	$-

Non-cash transactions
Shares issued for mineral properties	$15,000	$-	$15,000
Shares issued for settlement of debt	$170,500	$-	$170,500
Shares issued for consulting services	$26,250	$-	$26,250

The accompanying notes are an integral part of these financial statements

VENZA GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
OCTOBER 31, 2012

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Nature of Operations

Venza Gold Corp. (the “Company”) was incorporated on August 4, 2010 under the laws of the State of Nevada as SOS Link Corporation. On March 25, 2012, the Company consolidated their shares on a 2.5:1 basis. All share and per share information in these financial statements have been retroactively re-stated to reflect this share consolidation. On April 15, 2011, the Company continued from the State of Nevada to British Columbia, Canada and changed its name to Venza Gold Corp.  The Company’s principal business is the acquisition and exploration of mineral resources in British Columbia, Canada. The Company has not determined whether its properties contain mineral reserves that are economically recoverable.

The Company’s financial statements are prepared on a going concern basis in accordance with US generally accepted accounting principles (“GAAP”) which contemplates the realization of assets and discharge liabilities and commitments in the normal course of business.  The Company is in the exploration stage.  It has not generated operating revenues to date, and has accumulated losses of $348,123 since inception.  The Company has funded its operations through the issuance of capital stock and debt.  Management plans to raise additional funds through equity and/or debt financings.  There is no certainty that further funding will be available as needed.  These factors raise substantial doubt about the ability of the Company to continue operating as a going concern.  The Company’s ability to continue its operations as a going concern, realize the carrying value of its assets, and discharge its liabilities in the normal course of business is dependent upon its ability to raise new capital sufficient to fund its commitments and ongoing losses, and ultimately on generating profitable operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements and related notes are presented in accordance with US GAAP, and are presented in United States dollars. The Company has not produced revenues from its principal business and is an exploration stage company as defined by “Accounting and Reporting by Development Stage Enterprises.”

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain of the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. Significant areas of estimate include the carrying value of the mineral property and deferred income tax obligations. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Asset Retirement Obligations

The Company records the fair value of an asset retirement obligation as a liability in the period in which it incurs an obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The estimated fair value of the asset retirement obligation is based on the current cost escalated at an inflation rate and discounted at a credit adjusted risk-free rate. This liability is capitalized as part of the cost of the related asset and amortized over its useful life.  The liability accretes until the Company settles the obligation.  To date the Company has not incurred any measurable asset retirement obligations.

Impairment or Disposal of Long Lived Assets

The carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk including the entity’s own credit risk.

A fair value hierarchy for valuation inputs is established. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels and which is determined by the lowest level input that is significant to the fair value measurement in its entirety.

These levels are:

Level 1 – inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.

Level 2 – inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

The Company’s financial instruments consist of cash, notes receivable, accounts payable and amounts due from related parties. The carrying value of these financial instruments approximates their fair value based on their liquidity, their short-term nature or application of appropriate risk based discount rates to determine fair value. These financial assets and liabilities are valued using Level 3 inputs, except for cash which is at Level 1. The Company is not exposed to significant interest, exchange or credit risk arising from these financial instruments.

Foreign Currency Translation and Transaction

The Company’s functional currency is the Canadian dollar and reporting currency is the United States dollar. The Company translates assets and liabilities to US dollars using year-end exchange rates, translates unproved mineral properties using historical exchange rates, and translates revenues and expenses using average exchange rates during the period. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the other comprehensive income. The Company has not to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Income Taxes

Income taxes are determined using the liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes that date of enactment.  In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

The Company accounts for uncertainty in income taxes by applying a two-step method. First, it evaluates whether a tax position has met a more likely than not recognition threshold, and second, it measures that tax position to determine the amount of benefit, if any, to be recognized in the financial statements. The application of this method did not have a material effect on the Company's financial statements.

Loss per Share

The Company presents both basic and diluted loss per share (“LPS”) on the face of the statements of operations. Basic LPS is computed by dividing net loss available to common shareholders by the weighted average number of shares outstanding during the year. Diluted LPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method. Diluted LPS excludes all dilutive potential shares if their effect is anti-dilutive.

Mineral Properties

The Company classifies its mineral rights as tangible assets and accordingly acquisition costs are capitalized as mineral property costs. Mineral exploration costs are expensed as incurred until commercially mineable deposits are determined to exist within a particular property.

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

Recently Adopted Accounting Guidance

The Company has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it. It does not expect the adoption of these pronouncements to have a material impact on its financial position, results of operations or cash flows.

NOTE 3 – NOTES RECEIVABLE

During the year ended October 31, 2010, the Company loaned $74,000 to an unrelated party through a series of promissory notes. The notes were unsecured, bore interest at 5% per annum and were due one year from the date of issuance.

During the year ended October 31, 2011, the Company loaned $121,000 to an unrelated party through a series of promissory notes. The notes were unsecured, bore interest at 5% per annum and were due one year from the date of issuance. As at October 31, 2011, the total notes receivable, including accrued interest of $15,038, was $210,038.

The fair value of the notes was determined to be $191,858 at October 31, 2011 using an effective interest rate of 15%. During the year ended October 31, 2011, interest income of $24,038 was recognized.

During the year ended October 31, 2012, the Company collected all the promissory notes including accrued interest. During the year ended October 31, 2012, interest income of $18,180 was recognized.

NOTE 4 – RELATED-PARTY TRANSACTIONS

The following amounts were due to related parties at October 31, 2012, and October 31, 2011:

	October 31, 2012	October 31, 2011

Due to a director	$-	$76,500
Due to a former director	-	18,000
Total due to related parties	$-	$94,500

Amounts due to related parties are unsecured, are due on demand and bear no interest.

During the year ended October 31, 2012, the Company incurred $28,500 (2011- $75,435) in management fees to a director of the Company, $12,720 (2011- $1,120) in management fees to its Chief Financial Officer, and exploration expenditures of $10,000 (2011- $Nil) to a Company controlled by a director.

During the year ended October 31, 2012, the Company issued 250,000 shares to its Chief Financial Officer as a stock bonus. The fair value of the shares was $18,750 and has been recorded as management fees (Note 6).

During the year ended October 31, 2012, the Company issued 200,000 shares to one of its directors for the acquisition of mineral claims (Notes 5 and 6). The fair value of the shares was $15,000.

NOTE 5 – UNPROVED MINERAL PROPERTIES

On April 11, 2012, the Company acquired two mineral claims located in British Columbia from one of its directors through the issuance of 200,000 shares of its common stock at a fair value of $15,000 (Notes 4 and 6). The Company has the following commitments:

Exploration Expenditure Required
2013 (Incurred)	$2,754
2014	$2,754
2015	$2,754
2016	$5,508
2017-2022	$33,051
$46,821

Failure to do work or pay the cash in lieu will result in forfeiture of title.

NOTE 6 – COMMON STOCK

On November 16, 2010, the Company issued 660,000 common shares at $0.125 per share for gross proceeds of $82,500.

On June 17, 2011, the Company issued 1,133,328 common shares at $0.075 per share for gross proceeds of $85,000.

Between June and July 2011, the Company received subscriptions of $41,250 to issue 550,000 shares at $0.075 per share. The shares were issued on April 14, 2012.

On April 11, 2012, the Company issued 200,000 common shares for the acquisition of mineral properties. The fair value of the shares issued was $15,000.

On April 13, 2012, the Company issued 1,573,333 common shares at $0.075 to settle $118,000 in debt to related parties and 700,000 common shares at $0.075 to settle $52,500 in debt to non-related parties. There was no gain or loss recognized on the transaction.

 On April 13, 2012, the Company issued 250,000 common shares to its Chief Financial Officer and 100,000 common shares to a consultant for management fees. The fair value of the shares issued was $26,250.

On April 14, 2012, the Company issued 550,000 shares for gross proceeds of $41,250.

NOTE 7 – INCOME TAXES

A reconciliation of income taxes at statutory rates is as follows:

	October 31, 2012	October 31, 2011

Loss before income taxes	$(196,321)	$(124,975)
Statutory tax rate	26%	27%
Expected recovery of income taxes	(51,043)	(33,743)
Non deductible items	(4,727)	(2,430)
Effect of changes in tax rate	2,145	2,680
	53,625	(33,494)
Change in valuation allowance	(53,625)	33,494
Provision for income taxes	$-	$-

The Company’s tax-effected future income tax assets and liabilities are estimated as follows:
	October 31, 2012	October 31, 2011
Deferred income tax assets
Non-capital losses carried forward	93,826	40,201
Less: Valuation allowance	(93,826)	(40,201)
Net deferred income tax assets	-	-

The Company has non-capital losses of $375,303, which may be carried forward to reduce taxable income in future years. The non-capital losses expire as follows:

2031	160,802
2032	214,501
$375,303

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A:  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report.  The evaluation was undertaken in consultation with our accounting personnel.  Based on that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Report on Internal Control over Financial Reporting

Our chief executive officer and our chief financial officer are responsible for establishing and maintaining internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our chief executive officer and our chief financial officer assessed the effectiveness of our internal control over financial reporting as of October  31, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework

Based on our assessment, our chief executive officer and our chief financial officer determined that, as of October 31, 2012, our internal control over financial reporting is effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the fourth quarter of the last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B:  OTHER INFORMATION

Not applicable.

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Table 5 contains certain information regarding our directors, executive officers and key personnel.

Table 5: Directors and officers
Name	Age	Position
Ralph Biggar	47	President, Director and Promoter
Denis Zyrianov	34	Chief Financial Officer
Gerald Diakow	63	Vice-President Exploration and Director

Set forth below is a brief description of the background and business experience of our executive officers and directors:

Ralph Biggar has served as a member of our Board of Directors since August 20, 2010 and as President since September 1, 2011. Mr. Biggar is currently the president of Biggar Investments Corp., a private investment company since January 2004. In May 2002, Mr. Biggar founded Canwood Capital Corp., and served as its President from inception to September 2004. Canwood Capital Corp. specialized in investing in start-up companies in the technology and resource sectors. Prior thereto, Mr. Biggar was in the brokerage industry as an investment advisor. Since February 2010 to November 2012, Mr. Biggar has served as Chief Executive Officer, President and director of Cairo Resources Inc., a capital pool company listed on the TSX Venture Exchange and from May 2006 to February 2011 he served as a director of Sunridge Investments Corp., a former capital pool company listed on the TSX Venture Exchange.

Mr. Biggar’s is considered to be a Promoter of our company and his entrepreneurial, financial and public company experience will assist us in raising additional financing, if required, seeking out potential new mineral projects, if warranted, and ensuring that we meet our ongoing reporting obligations under the Exchange Act.

Denis Zyrianov has served as our Chief Financial Officer since October 1, 2011.  Since January 2006, Mr. Zyrianov has been a senior accountant with Da Costa Management Corp, a company that has provided management and accounting services to public and private companies since August 2003. Mr. Zyrianov is currently the controller of Red Metal Resources Ltd., a company reporting under the Exchange Act with mineral exploration projects in Chile. Mr. Zyrianov has a Bachelor of Business Administration from Thompson Rivers University since 2001 and received his accounting designation in 2009.

Gerald Diakow has served as a member of our Board of Directors and as Vice-President Exploration since April 15, 2012. Since May 2008, Mr. Diakow has served as Chief Executive Officer, President and director of Velocity Minerals Ltd., a company listed on the TSX Venture Exchange engaged in the exploration of mineral projects in western Canada. From March 2008, until December 2006, Mr. Diakow worked as a field geologist for Liberty Star Uranium and Metals Corp. an Arizona based mineral exploration company listed on the OTC Bulletin Board and the Frankfurt Stock Exchange in Germany. Mr. Diakow is a mineral explorer and prospector with over thirty years’ experience in the mining industry having begun his career in the early seventies. He has worked for several major mining corporations (Union Carbide, Canadian Superior) and has been involved is all aspects of mineral exploration and development, both in Canada and internationally. His skills include managing operations and logistics, strategic planning and regulatory issues (mining, worker safety and environmental). He has been involved with mineral properties containing diamonds, platinum group metals, gold, silver, copper, nickel, molybdenum, gypsum, limestone, gabbro, perlite, placer gold and gravel deposits. Mr. Diakow is also a member of the B.C. and Yukon Chamber of Mines and the Society of Economic Geologists.

Mr. Diakow’s geological and mining experience will assist us in the review, analysis and implementation of our exploration program(s) on our mineral properties.

Term of Office

Our directors are elected to hold office until the next annual meeting of the shareholders and until their respective successors have been elected and qualified. Our executive officers are appointed by our board of directors and hold office until removed by our board of directors or until their successors are appointed.

Family Relationships

There are no family relationships between our executive officers and directors.

Other Significant Employees

Other than our executive officers, we do not currently have any significant employees.

Legal Proceedings

During the past ten years none of our directors or executive officers was involved in any legal proceedings described in subparagraph (f) of Item 401 of Regulation S-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act and the rules thereunder require our officers and directors, and persons who own more than 10% of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies.  To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during the period covered by this annual report, our directors, executive officers and persons who own more than 10% of our common stock complied with all Section 16(a) filing requirements.

Corporate Governance

Our board of directors does not have a compensation committee or a nominating committee.  We believe this is appropriate given the small size of our company and the stage of our development.  We have not adopted any procedures by which our security holders may recommend nominees to our board of directors and that has not changed during the last fiscal year.

Our audit committee consists of Ralph Biggar, our President and a director, and Gerald Diakow, a director.  None of the members of our board of directors qualifies as an “audit committee financial expert”, as defined by Item 407 of Regulation S-K promulgated under the Securities Act and the Exchange Act. Our chief financial officer has the attributes of an audit committee financial expert.  We believe that Mr. Zyrianov’s experience in preparing, analyzing and evaluating financial statements, as well as his knowledge of public company reporting, will provide us with the guidance we need until we are able to expand our board to include independent directors who have the knowledge and experience to serve on an audit committee.

Code of Ethics

We adopted a Code of Ethics applicable to our officers and directors which is a “code of ethics” as defined by applicable rules of the SEC. Our code of ethics is attached as an exhibit to this Annual Report.  If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our officers or directors, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a current report on Form 8-K filed with the SEC.

ITEM 11: EXECUTIVE COMPENSATION

Table 6 summarizes all compensation for the 2012 and 2011 fiscal years received by our chief executive officer, our two most highly compensated executive officers who earned more than $100,000 and up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of the last completed fiscal year (collectively, the “Named Executive Officers”).

Table 6: Summary Compensation Table
Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Nonqualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Ralph Biggar 1,	2012	$0	$0	$0	$0	$0	$0	$28,500	$28,500
President & Director	2011	$0	$0	$0	$0	$0	$0	$60,000	$60,000

Denis Zyrianov 2	2012	$0	$0	$18,750	$0	$0	$0	$12,750	$31,500
CFO	2011	$0	$0	$0	$0	$0	$0	$1,000	$1,000

Gerald Diakow 3,	2012	$0	$0	$0	$0	$0	$0	$10,000	$10,000
Vice President Exploration & Director	2011	$0	$0	$0	$0	$0	$0	$0	$0

Grant Gray 4,	2012	$0	$0	$0	$0	$0	$0	$0	$0
Former President & Former Director	2011	$0	$0	$0	$0	$0	$0	$13,500	$13,500

Notes:

1.
Mr. Biggar was appointed as a member of our Board of Directors on August 20, 2010, and as President on September 1, 2011.  From August 2010 to March 31, 2012, we agreed to pay Mr. Biggar a consulting fee of $5,000 per month in consideration of Mr. Biggar providing us with his services as a director and President.  In particular, Mr. Biggar’s services included: (i) examination and review of our potential acquisition of our proposed acquisition of EvidencePix; (ii) obtaining a default judgment in connection with our proposed acquisition of EvidencePix; (iii) acquisition of our current mineral projects; and (iv) general business direction and operation of our company.

2.
Mr. Zyrianov was appointed as Chief Financial Officer on October 1, 2011.  Since October 1, 2011, we have paid Mr. Zyrianov $1,000 per month (plus applicable taxes) in accordance with his consulting agreement dated October 1, 2011.  Mr. Zyrianov’s services include the review and preparation of our financial statements as well as general corporate service matters.  The term of the consulting agreement is for a period of one year.

3.	Mr. Diakow was appointed as Vice President Exploration and director on April 15, 2012.We paid $10,000 for mineral property exploration work to the company wholly owned by Mr. DIakow.
4.	Mr. Gray served as our president and director from August 5, 2010 to September 1, 2011.

Other than the consulting agreement dated October 1, 2011 with Denis Zyrianov, we have not entered into any employment and/or consulting agreement with any executive officer or director.

Outstanding Equity Awards At Fiscal Year End

As at October 31, 2012, we did not have any outstanding equity awards.

We have  no plans that provide for the payment of retirement benefits, or benefits that will be paid primarily following retirement, including but not limited to tax-qualified defined benefit plans, supplemental executive retirement plans, tax-qualified defined contribution plans and nonqualified defined contribution plans.

We do not have a compensation committee.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Table 7 presents, as of January 15, 2013, information regarding the beneficial ownership of our common stock with respect to each of our executive officers, each of our directors, each person known by us to own beneficially more than 5% of the common stock, and all of our directors and executive officers as a group.  Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power over securities.  Each individual or entity named has sole investment and voting power with respect to the shares of common stock indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted.

Table 7: Security ownership
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Shares(1)
Directors and Officers
Common Shares	RALPH BIGGAR	1,533,333	22.2%
	President and Director	Direct

Common Shares	DENIS ZYRIANOV	240,000	3.5%
	Chief Financial Officer	Direct

Common Shares	GERALD DIAKOW	200,000	2.9%
	Vice President Exploration and Director	Direct

	All Officers and Directors as a Group	1,973,333	28.5%
	(3 persons)

5% Shareholders
Common Shares	RALPH BIGGAR	1,533,333	22.2%
	Suite 810, 789 West Pender Street	Direct
	Vancouver, BC, Canada V6C 1H2

Note:
(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of our shares actually outstanding on January 15, 2013.  As of January 15, 2013, there were 6,916,661 common shares issued and outstanding.

Changes in Control

We are not aware of any arrangement, which may result in a change in control in the future.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director independence

Our common shares are currently not listed on a national securities exchange or an inter-dealer quotation system.  We intend to apply to have our common shares quoted on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements.  Under NASDAQ Rule 5605(a)(2), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation.  Neither Ralph Biggar nor Gerald Diakow are independent directors as a result of their respective offices of President and Vice-President Exploration.  Accordingly, we do not have any independent members on our Board of Directors.

As a result of our limited operating history and minimal resources, our management believes that it will have difficulty in attracting independent directors.  In addition, we would likely be required to obtain directors and officers insurance coverage in order to attract and retain independent directors.  Our management believes that the costs associated with maintaining such insurance is prohibitive at this time.

Transactions with related persons

Except as disclosed below, none of the following parties has, during our last two fiscal years, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, in which the Company is a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of the Company’s total assets for the last two completed fiscal years:

(i)	Any of our directors or officers;
(ii)	Any person proposed as a nominee for election as a director;
(iii)	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding common shares;
(iv)	Any of our promoters; and
(v)	Any relative or spouse of any of the foregoing persons who has the same house as such person.

Ralph Biggar

Since inception, we have entered into the following related party transactions with Ralph Biggar, our President and director:

(a)	On August 26, 2010, we issued 800,000 common shares to Ralph Biggar, our President and director, at a price of $0.005 per share for proceeds of $4,000.

(b)
As at our fiscal year ended October 31, 2012, we were indebted to Ralph Biggar, President and director, in the amount of $0 (2011- $75,000) for accrued consulting fees.  The amount was non-interest bearing, unsecured and due on demand. On April 13, 2012, we issued to Mr. Biggar 1,333,333 common shares at a deemed price of $0.075 in order to settle corporate indebtedness of $100,000.

Gerald Diakow

Since inception, we have entered into the following related party transactions with Gerald Diakow, our Vice President Exploration and director:

(a)
On April 11, 2012, we entered into a property purchase agreement with Gerald Diakow, a director of the Company, whereby we acquired the OS Gold Claim and Quad Gold Claim from Mr. Diakow.  In consideration of the properties, we issued Mr. Diakow 200,000 common shares at a deemed price of $0.075 per share.  Subsequent to the transaction, Mr. Diakow was appointed as a member of our Board of Directors and Vice-President Exploration on April 15, 2012.

(b)	During the year ended October 31, 2012, we paid $10,000, to a company owned by Mr. Diakow, for exploration work conducted during Phase I of our exploration program on the OS Gold Claim.

Denis Zyrianov

Since inception, we have entered into the following related party transactions with Denis Zyrianov, our Chief Financial Officer:

(a)	On October 1, 2011, we entered into a consulting agreement with Denis Zyrianov whereby we agreed to pay him $1,000 per month.

(b)	On April 13, 2012, we issued 250,000 common shares to Denis Zyrianov as stock based compensation.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

(1)  Audit Fees and Related Fees

The aggregate fees billed and accrued for each of the last two fiscal years for professional services rendered by our principal accountant for the audit of our annual consolidated financial statements and for the review of our financial statements or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

2012 - $15,000 – Dale Matheson Carr-Hilton Labonte LLP
2011 - $0 – Dale Matheson Carr-Hilton Labonte LLP

(2)  Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2012 - $0 – Dale Matheson Carr-Hilton Labonte LLP
2011 - $0 – Dale Matheson Carr-Hilton Labonte LLP

(3)  Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2012 - $2,128 – Dale Matheson Carr-Hilton Labonte LLP
2011 - $0 – Dale Matheson Carr-Hilton Labonte LLP

 (4)  All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2) and (3) was:

2012 - $0 – Dale Matheson Carr-Hilton Labonte LLP
2011 - $0 – Dale Matheson Carr-Hilton Labonte LLP

Our board of directors pre-approves all audit and permissible non-audit services provided by the independent auditors.  These services may include audit services, audit-related services, tax services and other services.

ITEM 15: EXHIBITS

The following table sets out the exhibits either filed herewith or incorporated by reference.

Exhibit	Description of Exhibit
3.1	Notice of Articles.(1)
3.2	Articles.(1)
3.3	Certificate of Continuation. (2)
10.1	Consulting Agreement dated October 1, 2011 between the Company and Denis Zyrianov. (1)
10.2	Property Purchase Agreement dated April 11, 2012 between the Company and Gerald Diakow.(1)
16.1	Code of Ethics. (3)
31.1	Certification of chief executive officer and president pursuant to Rule 13a-14(a)/15d-14(a) (3)
31.2	Certification of chief financial officer pursuant to Rule 13a-14(a)/15d-14(a) (3)
32	Certification pursuant to 18 U.S.C. Section 1350(3)
99.1	Audit Committee Charter(3)
101
The following financial statements formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of operations, (ii) consolidated statements of cash flows, (iii) consolidated balance sheet, (iv) consolidated statement of changes in stockholders’ equity, and (v) the notes to the consolidated financial statements.

Note:
(1)	Filed with the SEC as an exhibit to our Registration Statement on Form S-1 filed on June 12, 2012.
(2)	Filed with the SEC as an exhibit to our Registration Statement on Form S-1/A filed on September 11, 2012
(3)	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   January 28, 2013

VENZA GOLD CORP.

By:	/s/ Ralph Biggar
Ralph Biggar, Chief Executive Officer

By:	/s/ Denis Zyrianov
Denis Zyrianov, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

Signature	Title	Date

/s/ Ralph Biggar	Chief Executive Officer, President, Secretary and director	January 28, 2013

/s/ Denis Zyrianov	Chief Financial Officer	January 28, 2013

/s/ Gerald Diakow	Director	January 28, 2013