Form 10-Q
period 2013-01-31
VENZA GOLD CORP.
filed 2013-03-08
CIK 1551887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2013

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______to_______

Commission File Number 000-54800

VENZA GOLD CORP.
(Exact name of registrant as specified in its charter)

British Columbia, Canada (State or other jurisdiction of incorporation or organization)	99-0364150 (I.R.S. Employer Identification No.)

810-789 West Pender Street, Vancouver, BC, V6C1H2 (Address of principal executive offices) (Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of March 1, 2013 the number of shares of the registrant’s common stock outstanding was 6,916,661.

ii

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

VENZA GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
EXPRESSED IN US DOLLARS

	January 31, 2013	October 31, 2012
	(unaudited)
ASSETS

Current assets

Cash	$76,560	$117,120
HST recoverable	6,001	2,019
Prepaids	1,114	1,114
	83,675	120,253

Unproved mineral property	15,000	15,000
	$98,675	$135,253

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Accounts payable and accrued liabilities	$24,774	$38,556
	24,774	38,556

Stockholders' equity

Common stock, no par value, unlimited authorized 6,916,661 issued and outstanding at January 31, 2013 and October 31, 2012	472,000	472,000
Additional paid in capital	(27,180)	(27,180)
Deficit	(370,919)	(348,123)
	73,901	96,697
	$98,675	$135,253

The accompanying notes are an integral part of these interim financial statements

VENZA GOLD CORP.
 (AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended		From August 4, 2010 (Inception) to
	January 31, 2013	January 31, 2012	January 31, 2013

Operating expenses:
Administration	$2,500	$794	$11,708
Accounting	1,110	4,220	34,621
Bank charges	76	46	1,074
Consulting	2,500	3,000	77,146
Management fees	6,000	18,360	167,570
Mineral exploration	1,000	-	11,000
Office	5,432	2,237	19,714
Professional fees	1,066	10,408	69,296
Regulatory	3,112	377	18,289
Travel and entertainment	-	-	2,990
Foreign exchange	-	-	(271)
Loss before other items	(22,796)	(39,442)	(413,137)

Other items:
Interest income	-	6,944	42,218

Net Loss	$(22,796)	$(32,498)	$(370,919)

Loss per share - basic and diluted	$0.00	$0.01

Weighted average number of shares outstanding - Basic and diluted	6,919,661	3,543,328

The accompanying notes are an integral part of these interim financial statements

VENZA GOLD CORP.
 (AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)

	Common Stock Issued
	Number of Shares	Amount	Stock Subscribed	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at August 4, 2010	-	$-	$-	$-	$-	$-

Common stock issued for cash	1,750,000	51,500	-	-	-	51,500

Obligation to issue shares	-	-	38,250	-	-	38,250
						-
Discount on notes receivable	-	-	-	(13,995)	-	(13,995)

Net loss	-	-	-	-	(26,827)	(26,827)

Balance at October 31, 2010	1,750,000	51,500	38,250	(13,995)	(26,827)	48,928

Common stock issued for cash	1,793,328	167,500	(38,250)	-	-	129,250

Obligation to issue shares	-	-	41,250	-	-	41,250
						-
Discount on notes receivable	-	-	-	(13,185)		(13,185)

Net loss	-	-	-	-	(124,975)	(124,975)

Balance at October 31, 2011	3,543,328	219,000	41,250	(27,180)	(151,802)	81,268

Net loss	-	-	-	-	(32,498)	(32,498)

Balance at January 31, 2012	3,543,328	219,000	41,250	(27,180)	(184,300)	48,770

Common stock issued	550,000	41,250	(41,250)	-	-	-

Common stock issued for debt	2,273,333	170,500	-	-	-	170,500

Common stock issued for asset	200,000	15,000	-	-	-	15,000

Common stock issued for services	350,000	26,250	-	-	-	26,250

Net loss	-	-	-	-	(163,823)	(163,823)

Balance at October 31, 2012	6,916,661	$472,000	$-	$(27,180)	$(348,123)	$96,697

Net loss	-	-	-	-	(22,796)	(22,796)

Balance at January 31, 2013	6,916,661	472,000	-	(27,180)	(370,919)	73,901

The accompanying notes are an integral part of these interim financial statements

VENZA GOLD CORP.
 (AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
 (UNAUDITED)

	Three months ended		From August 4, 2010 (inception) to
	January 31, 2013	January 31, 2012	January 31, 2013
Cash flow from operating activities:
Net loss	$(22,796)	$(32,498)	$(370,919)
Adjustments to reconcile net loss to net cash used in operating activities
Interest income	-	(6,944)	(42,218)
Consulting fees	-	-	26,250

Changes in operating assets and liabilities
HST recoverable	(3,982)	-	(6,001)
Prepaids	-	-	(1,114)
Accounts payable	(13,782)	5,340	77,274
Due to related parties	-	15,000	118,000
Net cash used in operating activities	(40,560)	(19,102)	(198,728)

Cash flows from investing activities:			-
Notes receivable	-	-	15,038
Net cash provided by investing activites	-	-	15,038

Cash flows from financing activities:
Shares issued	-	-	260,250
Net cash provided by financing activities	-	-	260,250

Net (decrease) increase in cash during the period	(40,560)	(19,102)	76,560

Cash, beginning	117,120	21,960	-

Cash, ending	$76,560	$2,858	$76,560

Supplemental disclosure of cash flow information:
Cash paid during the period
Taxes	$-	$-	$-
Interest	$-	$-	$-

Non-cash transactions
Shares issued for mineral properties	$-	$-	$15,000
Shares issued for settlement of debt	$-	$-	$170,500
Shares issued for consulting services	$-	$-	$26,250

The accompanying notes are an integral part of these interim financial statements

VENZA GOLD CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JANUARY 31, 2013
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

Unaudited Interim Financial Statements

The unaudited interim financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended October 31, 2012, included in the Company’s annual report on Form 10-K, filed with the SEC. The interim unaudited financial statements should be read in conjunction with those financial statements for the year ended October 31, 2012 included in the Company’s annual report on Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months period ended January 31, 2013, are not necessarily indicative of the results that may be expected for the year ending October 31, 2013.

Recent Accounting Pronouncements

The Company has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it. It does not expect the adoption of these pronouncements to have a material impact on its financial position, results of operations or cash flows.

NOTE 2 – RELATED-PARTY TRANSACTIONS

During the three months ended January 31, 2013, the Company incurred $3,000 (January 31, 2012- $15,000) in management fees to a director of the Company and $3,000 (January 31, 2012- $3,360) in management fees to its former Chief Financial Officer.

As at January 31, 2013 and October 31, 2012, there were no amounts owing to related parties.

NOTE 3 – UNPROVED MINERAL PROPERTIES

On April 11, 2012, the Company acquired two mineral claims located in British Columbia from one of its directors through the issuance of 200,000 shares of its common stock at a fair value of $15,000.

The Company has the following commitments:

Exploration Expenditure Required
2013 (Incurred)	$2,754
2014	$2,754
2015	$2,754
2016	$5,508
2017-2022	$33,051
$46,821

Failure to do work or pay cash in lieu of work will result in forfeiture of title.

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

General

You should read this discussion and analysis in conjunction with our interim unaudited financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and related notes for the fiscal year ended October 31, 2012 included in our Annual Report on Form 10-K. The inclusion of supplementary analytical and related information may require us to make estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position taken as a whole. Actual results may vary from the estimates and assumptions we make.

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

Results of Operation

Our operating results for the three months ended January 31, 2013 and 2012 and the changes in the operating results between those periods are summarized in the table below.

Three Months Summary

	Three Months Ended January 31,		Percentage Increase /
	2013	2012	(Decrease)
Revenue	$-	$-	n/a
Expenses	(22,796)	(39,442)	(42.2%)
Interest Income	-	6,944	(100)%
Net Loss	$(22,796)	$(32,498)	(29.9)%

Revenues

We only earned interest income during the three months ended January 31, 2012 and do not anticipate earning revenues from business operations until such time as we enter into commercial production of our mineral properties. There can be no assurance that we will be successful in discovering commercial quantities or that we can commercially produce metals or minerals. We are presently an exploration stage company engaged in the search for mineral reserves. We can provide no assurances that we will be able to discover any commercially exploitable levels of mineral resources on our property, or, even if such resources are discovered, that we will be able to enter into commercial production of our mineral properties.

Operating Expenses

Our operating expenses for the three months ended January 31, 2013 and 2012 consisted of the following:

	Three Months Ended January 31,		Percentage Increase /
	2013	2012	(Decrease)
Administration	$2,500	$794	214.8%
Accounting	1,110	4,220	(73.7)%
Bank Charges	76	46	65.2%
Consulting	2,500	3,000	(16.67)%
Management Fees	6,000	18,360	(67.32)%
Mineral Exploration	1,000	-	100%
Office	5,432	2,237	142.8%
Professional Fees	1,066	10,408	(89.76)%
Regulatory	3,112	377	725.5%
Foreign Exchange	-	-	-
Total Expenses	$22,796	$39,442	(42.2)%

Our expenses decreased from $39,442 during the three months ended January 31, 2012 to $22,796  during the three months ended January 31, 2013.  The following sets out the most significant changes:

•
Accounting expenses of decreased by $3,110 or 73.7% and professional fee decreased by $9,342 or 89.8%  due to higher compliance costs during the quarter ended January 31, 2012, associated with the preparation of audited financial statements for our fiscal year ended October 31, 2011 and interim unaudited financial statements included in our Registration Statement on Form S-1.

•	Regulatory fees increased by $2,735 or 725.5% during the quarter ended January 31, 2013 mainly due to the public reporting costs.

•	Management fees decreased during the quarter ended January 31, 2013 by $12,360 or 67.3% due to lower fees charged by a Director.

Liquidity and Capital Resources

Working Capital
	At January 31, 2013	At October 31, 2012
Current Assets	$83,675	$120,523
Current Liabilities	24,774	38,556
Working Capital Surplus	$58,901	$81,967

Cash Flows
	Three Months Ended January 31,
	2013	2012
Net Cash used in Operating Activities	$(40,560)	$(19,102)
Net Cash (used in) provided by Investing Activities	-	-
Net Cash from Financing Activities	-	-
Net Increase (Decrease) in Cash During Period	$(40,560)	$(19,102)

Our working capital surplus decreased from $81,967, as at October 31, 2012, to $58,901, as at January 31, 2013. The decrease in working capital is primarily a result of a decrease in cash due to meeting our ongoing expenses and the fact that we had no sources of revenue during the period.

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

We anticipate that we will incur the expenditures set forth below during the next twelve months:

Category	Months 1 - 3	Months 4-6	Months 7 - 9	Months 10 - 12
Legal and Accounting Expenses	$6,250	$6,250	$6,250	$6,250
Management Expenses	$3,000	$3,000	$3,000	$3,000
Office Expenses	$2,500	$2,500	$2,500	$2,500
Mineral Exploration Program (OS Gold Claim)	$-	$35,000	$-	$-
Mineral Claim Payments (Quad Gold Claim)	$-	$827	$-	$-
Total	$11,750	$47,577	$11,750	$11,750

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

As of January 31, 2013, we had cash on hand of $76,560 and accounts receivable of $6,001.  Accordingly, we have sufficient cash on hand to pay the anticipated costs of Phase 2 of our proposed exploration program on the OS Gold Claim and maintain our reporting obligations for the period of twelve months. However, there are no assurances that the actual cost of completing this exploration program will not exceed our estimates of those costs. If the actual costs of the exploration program are substantially greater than we have estimated, we may be required to seek additional financing. In addition, if we decide to proceed with additional work beyond Phase 3, of which there is no assurance, we will also be required to seek additional financing. We currently do not have any arrangements for additional financing.

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

Our significant accounting policies are disclosed in the notes to the audited financial statements for the year ended October 31, 2012. The following accounting policies have been determined by our management to be the most important to the portrayal of our financial condition and results of operation:

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

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

Ralph Biggar, our Chief Executive Officer, Chief Financial Officer and President, has evaluated the effectiveness of our disclosure controls and procedures (as the term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this report (the “Evaluation Date”).  Based on his evaluation, he has concluded that, as of the evaluation date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in internal control over financial reporting

During the quarter ended January 31, 2013, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not sell any securities during the quarter ended January 31, 2013.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

The following table sets out the exhibits either filed herewith or incorporated by reference.

Exhibit	Description
3.1	Notice of Articles.(1)
3.2	Articles.(1)
3.3	Certificate of Continuation.(2)
10.1	Consulting Agreement dated October 1, 2011 between the Company and Denis Zyrianov.(1)
10.2	Property Purchase Agreement dated April 11, 2012 between the Company and Gerald Diakow.(1)
10.3	Consulting Agreement dated February 1, 2013 between the Company and Ralph Biggar.(4)
16.1	Code of Ethics.(3)
31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a).(4)
32	Certification pursuant to Section 1350 of Title 18 of the United States Code.(4)
99.1	Audit Committee Charter.(3)
101
The following financial statements from the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2013, formatted in XBRL: (i) Balance Sheets; (ii) Statements of Operations; (iii) Statement of Stockholders’ Equity (iv) Statements of Cash Flows; (v) Notes to the Consolidated Financial Statements.

Notes:
(1)Filed with the SEC as an exhibit to our Registration Statement on Form S-1 filed on June 12, 2012.
(2)Filed with the SEC as an exhibit to our Registration Statement on Form S-1/A2 filed on August 23, 2012.
(3)Filed with the SEC as an exhibit to our Annual Report on Form 10-K filed on January 28, 2013
(4)Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VENZA GOLD CORP.

Date:	March 7, 2013	By:	/s/ Ralph Biggar
RALPH BIGGAR
President
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)