Form 10-Q
period 2013-04-30
VENZA GOLD CORP.
filed 2013-06-12
CIK 1551887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2013

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to_______

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of June 10, 2013 the number of shares of the registrant’s common stock outstanding was 6,916,661.

ii

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

VENZA GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS

	April 30, 2013	October 31, 2012
	(unaudited)
ASSETS

Current assets
Cash	$31,779	$117,120
HST recoverable	1,996	2,019
Prepaids	10,281	1,114
	44,056	120,253

Unproved mineral property	15,000	15,000
	$59,056	$135,253

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$30,277	$38,556

Stockholders' equity
Common stock, no par value, unlimited authorized 6,916,661 issued and outstanding at April 30, 2013 and October 31, 2012	472,000	472,000
Common stock subscribed	-	-
Additional paid in capital	(27,180)	(27,180)
Deficit	(416,041)	(348,123)
	28,779	96,697
	$59,056	$135,253

The accompanying notes are an integral part of these financial statements

VENZA GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended		Six months ended		From August 4, 2010 (Inception) to
	April 30, 2013	April 30, 2012	April 30, 2013	April 30, 2012	April 30, 2013

Operating expenses:
Administration	$-	$-	$2,500	$788	$11,708
Accounting	2,000	-	3,110	4,188	36,621
Bank charges	89	21	165	67	1,163
Consulting	9,879	18,866	12,379	21,866	87,025
Management fees	7,500	39,358	13,500	57,718	175,070
Mineral exploration	1,000	3,000	2,000	3,000	12,000
Office	1,021	399	6,453	2,636	20,735
Professional fees	4,334	23,911	5,400	34,319	73,630
Regulatory and filing	18,244	1,453	21,356	1,830	36,533
Travel and entertainment	-	-	-	-	2,990
Foreign exchange	1,055	(111)	1,055	(73)	784
Loss before other items	(45,122)	(86,897)	(67,918)	(126,339)	(458,259)

Other items:
Interest income	-	6,944	-	13,887	42,218

Net Loss	$(45,122)	$(79,953)	$(67,918)	$(112,452)	$(416,041)

Loss per share - basic and diluted	$0.01	$0.04	$0.01	$0.03

Weighted average number of shares outstanding:	6,919,661	2,009,132	6,919,661	3,810,160

The accompanying notes are an integral part of these financial statements

VENZA GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS' EQUITY

(UNAUDITED)

	Common Stock Issued
	Number of Shares	Amount	Stock Subscribed	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at August 4, 2010	-	$-	$-	$-	$-	$-

Common stock issued for cash	1,750,000	51,500	-	-	-	51,500

Obligation to issue shares	-	-	38,250	-	-	38,250
						-
Discount on notes receivable	-	-	-	(13,995)	-	(13,995)

Net loss	-	-	-	-	(26,827)	(26,827)

Balance at October 31, 2010	1,750,000	51,500	38,250	(13,995)	(26,827)	48,928

Common stock issued for cash	1,793,328	167,500	(38,250)	-	-	129,250

Obligation to issue shares	-	-	41,250	-	-	41,250
						-
Discount on notes receivable	-	-	-	(13,185)		(13,185)

Net loss	-	-	-	-	(124,975)	(124,975)

Balance at October 31, 2011	3,543,328	219,000	41,250	(27,180)	(151,802)	81,268

Common stock issued	550,000	41,250	(41,250)	-	-	-

Common stock issued for debt	2,273,333	170,500	-	-	-	170,500

Common stock issued for asset	200,000	15,000	-	-	-	15,000

Common stock issued for services	350,000	26,250	-	-	-	26,250

Net loss	-	-	-	-	(196,321)	(196,321)

Balance at October 31, 2012	6,916,661	472,000	-	(27,180)	(348,123)	96,697

Net loss	-	-	-	-	(67,918)	(67,918)

Balance at April 30, 2013	6,916,661	$472,000	$-	$(27,180)	$(416,041)	$28,779

The accompanying notes are an integral part of these financial statements

VENZA GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six months ended		From August 4, 2010 (inception)
	April 30, 2013	April 30, 2012	to April 30, 2013
Cash flow from operating activities:
Net loss	$(67,918)	$(112,452)	$(416,041)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income	-	(13,887)	(42,218)
Consulting fees	-	26,250	26,250

Changes in operating assets and liabilities:
HST Recoverable	23	-	(1,996)
Prepaids	(9,167)	(7,000)	(10,281)
Accounts payable	(8,279)	24,484	82,777
Due to related parties	-	25,000	118,000
Net cash used in operating activities	(85,341)	(57,605)	(243,509)

Cash flows from investing activities:			-
Notes receivable, net of allowance	-	85,000	15,038
Net cash used in investing activities	-	85,000	15,038

Cash flows from financing activities:
Shares issued	-	-	260,250
Shares subscribed	-	-	-
Net cash provided by financing activities	-	-	260,250

Net increase in cash during the period	(85,341)	27,395	31,779

Cash, beginning	117,120	21,960	-

Cash, ending	$31,779	$49,355	$31,779

Supplemental disclosure of cash flow information:
Cash paid during the period
Taxes	$-	$-	$-
Interest	$-	$-	$-

Non-cash transactions
Shares issued for mineral properties	$-	$15,000	$15,000
Shares issued for settlement of debt	$-	$170,500	$170,500
Shares issued for consulting services	$-	$26,250	$26,250

VENZA GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2013

(UNAUDITED)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Nature of Operations

Venza Gold Corp. (the “Company”) was incorporated on August 4, 2010 under the laws of the State of Nevada as SOS Link Corporation. On April 15, 2011, the Company continued from the State of Nevada to British Columbia, Canada and changed its name to Venza Gold Corp.  The Company’s principal business is the acquisition and exploration of mineral resources in British Columbia, Canada. The Company has not determined whether its property contain mineral reserves that are economically recoverable.

The unaudited interim financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended October 31, 2012, included in the Company’s annual report on Form 10-K, filed with the SEC. The interim unaudited financial statements should be read in conjunction with those financial statements for the year ended October 31, 2012 included in the Company’s annual report on Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended April 30, 2013, are not necessarily indicative of the results that may be expected for the year ending October 31, 2013.

Recent accounting pronouncements

The Company has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it. It does not expect the adoption of these pronouncements to have a material impact on its financial position, results of operations or cash flows.

NOTE 2 – RELATED-PARTY TRANSACTIONS

During the six months ended April 30, 2013, the Company incurred $13,500 (April 30, 2012- $25,000) in management fees to a director of the Company.

NOTE 3 – UNPROVED MINERAL PROPERTIES

On April 11, 2012, the Company acquired two mineral claims located in British Columbia from one of its directors through the issuance of 200,000 shares of its common stock at a fair value of $15,000. The Company has the following commitments:

Exploration Expenditure Required
2013 (Incurred)	$2,754
2014	$2,754
2015	$2,754
2016	$5,508
2017 - 2022	$33,051
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

We are an exploration stage company engaged in the acquisition and exploration of mineral properties.  We currently hold a 100% interest in the OS Gold Claim and the Quad Gold Claim.  The OS Gold Claim, being our lead mineral project, is comprised of one mineral claim totaling 1,292.5 acres located approximately 7 kilometres west of Osoyoos, British Columbia, Canada.  The Quad Gold Claim is comprised of one mineral claim totaling 408.9 acres and is located approximately 16 kilometres north of Campbell River, British Columbia, Canada. We plan to focus our resources on the OS Gold Claim in order to assess whether it possesses mineral deposits capable of commercial extraction. See “Plan of Operation” below.

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

Phase 1 Exploration Program

In April 2012, we initiated our exploration program on the OS Gold Claim by conducting a geochemical soil sampling program on the north east area of the claim block with the intent to relocate the area of the historic Pass mineral showing. The survey collected 57 soil samples which were analyzed for 36 elements at ACME Laboratories in Vancouver, BC.

The geochemical survey was successful in delineating both copper and gold anomalies on the OS Gold Claim. The copper values from soil samples show a geochemical anomaly covering the eastern third of the grid area. This zone starts at the most north-eastern sample collected on the grid and extends south 800 meters (2600 feet). The copper anomaly is open along the eastern boundary of the grid area.

Anomalous gold samples from the geochemical soil survey were collected in the vicinity of the location of the Pass showing. This anomaly is also open to the east and further geochemical surveying east ward may enlarge this anomaly.

The geochemical soil survey was successful in locating the probable area of the British Columbia Ministry of Energy (Minfile No. 082ESW111) Pass Showing. The survey also revealed a larger area of interest.

Phase II Exploration Program

In June 2013, our board of directors has determined that we implement a Phase II geochemical exploration program on the OS Gold Claim. Due to the success in delineating the Pass Showing and the resulting anomalies for both copper and gold, we have elected to expand the geochemical survey towards the east and south of the existing surveyed area.

A second phase of geochemical sampling phase will extend the grid from Phase 1 east and south towards the OS Gold Claim boundaries. We anticipate that this exploration program will cost approximately $7,500 and will be completed by the end of June 2013.

Anticipated Expenditures

We anticipate that we will incur the expenditures set forth below during the next twelve months:

Category	Months 1 - 3	Months 4-6	Months 7 - 9	Months 10 - 12
Legal and Accounting Expenses	$6,250	$6,250	$6,250	$6,250
Management Expenses	$3,000	$3,000	$3,000	$3,000
Office Expenses	$2,500	$2,500	$2,500	$2,500
Mineral Exploration Program (OS Gold Claim)	$7,500	$-	$20,000	$-
Mineral Claim Payments (Quad Gold Claim)	$-	$-	$827.45	$-
Total	$19,250	$11,750	$32,577.45	$11,750

As of April 30, 2013, we had cash on hand of $31,779 and accounts receivable of $1,996. Accordingly, we have sufficient cash on hand to commence Phase 2 of our proposed exploration program on the OS Gold Claim and maintain our reporting obligations for the period of twelve months. However, we will require additional capital to complete our exploration program. There are no assurances that the actual cost of completing this exploration program will not exceed our estimates of those costs. If the actual costs of the exploration program are substantially greater than we have estimated, we may be required to seek additional financing. In addition, if we decide to proceed with additional work beyond Phase 3, of which there is no assurance, we will also be required to seek additional financing. We currently do not have any arrangements for additional financing.

Results of Operation

Our operating results for the six and three months ended April 30, 2013 and 2012 and the changes in the operating results between those periods are summarized in the table below.

Three and Six Months Summary

	Three Months Ended April 30,		Percentage Increase /	Six Months Ended April 30,		Percentage Increase /
	2013	2012	(Decrease)	2013	2012	(Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a
Expenses	(45,122)	(86,897)	(48.07)%	(67,918)	(126,339)	(46.2)%
Interest Income	-	6,944	(100)%	-	13,887	(100)%
Net Loss	$(45,122)	$(79,953)	(43.6)%	$(67,918)	$(112,452)	(39.6)%

Revenues

We only earned interest income during the three and six months ended April 30, 2012 and do not anticipate earning revenues from business operations until such time as we enter into commercial production of our mineral properties. There can be no assurance that we will be successful in discovering commercial quantities or that we can commercially produce metals or minerals. We are presently an exploration stage company engaged in the search for mineral reserves. We can provide no assurances that we will be able to discover any commercially exploitable levels of mineral resources on our property, or, even if such resources are discovered, that we will be able to enter into commercial production of our mineral properties.

Operating Expenses

Our operating expenses for the three and six months ended April 30, 2013 and 2012 consisted of the following:

	Three Months Ended April 30,		Percentage Increase /		Six Months Ended April 30,		Percentage Increase /
	2013	2012	(Decrease)		2013	2012	(Decrease)
Administration	$-	$-	n/a		$2,500	$788	217.26%
Accounting	2,000	-	100%		3,110	4,188	(25.74)%
Bank Charges	89	21	323.8%		165	67	146.27%
Consulting	9,879	18,866	(47.6)%		12,379	21,866	(43.39)%
Management Fees	7,500	39,358	(80.9%	)	13,500	57,718	(76.61)%
Mineral Exploration	1,000	3,000	(66.7%	)	2,000	3,000	(33.33)%
Office	1,021	399	155.9%		6,453	2,636	144.80%
Professional Fees	4,334	23,911	(81.9%	)	5,400	34,319	(84.27)%
Regulatory and filing	18,244	1,453	1,155.6%		21,356	1,830	1066.99%
Foreign Exchange (Gain)	1,055	(111)	(1,050.5%	)	1,055	(73)	(1345.21)%
Total Expenses	$45,122	86,897	(48.1%	)	$67,918	$126,339	(46.24)%

Our expenses decreased from $126,339 during the six months ended April 30, 2012 to $67,918 during the six months ended April 30, 2013. The following sets out the most significant changes:

●

Consulting expenses decreased by $9,481 or 43,39% and professional fee decreased by $28,919 or 84,27% due to higher compliance costs during the six months ended April 30, 2013, associated with the preparation of audited financial statements for our fiscal year ended October 31, 2011 and interim unaudited financial statements included in our Registration Statement on Form S-1.

●	Regulatory fees increased by $19,526 or 1,067% during the six months ended April 30, 2013 mainly due to the public reporting costs, which did not exist in prior year.

●	Management fees decreased during the six months ended April 30, 2013 by $44,218 or 76,61% due to lower fees charged by a Director.

Liquidity and Capital Resources

Working Capital

	At April 30, 2013	At October 31, 2012
Current Assets	$44,056	$120,523
Current Liabilities	30,277	38,556
Working Capital Surplus	$13,779	$81,967

Cash Flows

	Six Months Ended April 30,
	2013	2012
Net Cash used in Operating Activities	$(85,341)	$(57,605)
Net Cash (used in) provided by Investing Activities	-	85,000
Net Cash from Financing Activities	-	-
Net Increase (Decrease) in Cash During Period	$(85,341)	$27,395

Our working capital surplus decreased from $81,967, as at October 31, 2012, to $13,779, as at April 30, 2013. The decrease in working capital is primarily a result of a decrease in cash due to meeting our ongoing expenses and the fact that we had no sources of revenue during the period.

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

Changes in internal control over financial reporting

During the quarter ended April 30, 2013, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be approximately $75,830. Accordingly, we do not have sufficient funds to meet our planned expenditures over the next twelve months and will be required to raise additional financing.

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

●

be exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that its independent registered public accounting firm provide an attestation report on the effectiveness of its internal control over financial reporting;

●

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

●

be permitted to omit the detailed compensation discussion and analysis from proxy statements and reports filed under the Exchange Act, as amended and instead provide a reduced level of disclosure concerning executive compensation; and

●	be exempt from any rules that may be adopted by the PCAOB requiring mandatory audit firm rotation or a supplement to the auditor’s report on the financial statements.

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

The quotation price of our common stock may be volatile, with the result that an investor may not be able to sell any shares acquired at a price equal to or greater than the price paid by the investor.

Our common shares are quoted on the OTC Bulletin Board. Companies quoted on the OTC Bulletin Board have traditionally experienced extreme price and volume fluctuations. In addition, our stock price may be adversely affected by factors that are unrelated or disproportionate to our operating performance. Market fluctuations, as well as general economic, political and market conditions such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. In addition, to date, the trading volume for our shares on the OTC Bulletin Board has been limited. As a result of this potential volatility and potential lack of a trading market, an investor may not be able to sell any of our common stock that they acquire that a price equal or greater than the price paid by the investor.

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

We did not sell any securities during the quarter ended April 30, 2013.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

The following table sets out the exhibits either filed herewith or incorporated by reference.

Exhibit	Description
3.1	Notice of Articles.(1)
3.2	Articles.(1)
3.3	Certificate of Continuation.(2)
10.1	Consulting Agreement dated October 1, 2011 between the Company and Denis Zyrianov. (1)
10.2	Property Purchase Agreement dated April 11, 2012 between the Company and Gerald Diakow.(1)
10.3	Consulting Agreement dated February 1, 2013 between the Company and Ralph Biggar. (4)
16.1	Code of Ethics. (3)
31	Certification pursuant to Rule 13a-14(a) and 15d-14(a).(5)
32	Certification pursuant to Section 1350 of Title 18 of the United States Code.(5)
99.1	Audit Committee Charter(3)
101

The following financial statements from the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2013, formatted in XBRL: (i) Balance Sheets; (ii) Statements of Operations; (iii) Statement of Stockholders’ Equity (iv) Statements of Cash Flows; (v) Notes to the Consolidated Financial Statements.

Notes:

(1)  Filed with the SEC as an exhibit to our Registration Statement on Form S-1 filed on June 12, 2012.

(2)  Filed with the SEC as an exhibit to our Registration Statement on Form S-1/A2 filed on August 23, 2012.

(3)  Filed with the SEC as an exhibit to our Annual Report on Form 10-K filed on January 28, 2013

(4)  Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed on March 8, 2013

(5)  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VENZA GOLD CORP.

Date:	June 12, 2013	By:	/s/ Ralph Biggar
RALPH BIGGAR
President
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)