Form 10-Q
period 2013-07-31
VENZA GOLD CORP.
filed 2013-09-10
CIK 1551887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2013

[    ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to_______

Commission File Number 000-54800

VENZA GOLD CORP.
(Exact name of registrant as specified in its charter)

British Columbia, Canada (State or other jurisdiction of incorporation or organization)	99-0364150 (I.R.S. Employer Identification No.)
810-789 West Pender Street, Vancouver, BC, V6C 1H2 (Address of principal executive offices) (Zip Code)
(604) 787-2811 (Registrant’s telephone number, including area code)

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [   ] Yes    [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of September 10, 2013 the number of shares of the registrant’s common stock outstanding was 6,916,661.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

1

ITEM 1.  FINANCIAL STATEMENTS.

1

BALANCE SHEETS

  1

STATEMENTS OF OPERATIONS

2

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

3

STATEMENTS OF CASH FLOWS

4

NOTES TO THE FINANCIAL STATEMENTS

5

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

6

ITEM 4.  CONTROLS AND PROCEDURES.

10

PART II - OTHER INFORMATION

12

ITEM 1.  LEGAL PROCEEDINGS.

12

ITEM 1A.  RISK FACTORS.

12

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

18

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

18

ITEM 4.  MINE SAFETY DISCLOSURES

18

ITEM 5.  OTHER INFORMATION.

18

ITEM 6.  EXHIBITS.

18

2

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

VENZA GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS

EXPRESSED IN US DOLLARS

	July 31, 2013	October 31, 2012
	(unaudited)
ASSETS

Current assets
Cash	$2,728	$117,120
HST recoverable	2,462	2,019
Prepaids	2,051	1,114
	7,241	120,253

Unproved mineral property	15,000	15,000
	$22,241	$135,253

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	$30,181	$38,556
	30,181	38,556

Stockholders' equity (deficit)
Common stock, no par value, unlimited authorized
6,916,661 issued and outstanding at
July 31, 2013 and October 31, 2012	472,000	472,000
Additional paid in capital	(26,208)	(27,180)
Comprehensive loss	(756)	-
Deficit	(452,976)	(348,123)
	(7,940)	96,697
	$22,241	$135,253

The accompanying notes are an integral part of these financial statements

VENZA GOLD CORP.

 (AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS

(UNAUDITED)

					From August 4, 2010
	Three months ended		Nine months ended		(Inception) to
	July 31, 2013	July 31, 2012	July 31, 2013	July 31, 2012	July 31, 2013

Operating expenses:
Administration	$953	$985	$3,453	$1,773	$12,661
Accounting	2,523	14,201	5,633	18,388	39,144
Bank charges	312	319	477	386	1,475
Consulting	6,006	4,122	18,385	25,988	93,031
Corporate communications	500	-	500	-	500
Management fees	7,215	3,000	20,715	60,718	182,285
Mineral exploration	9,837	7,000	11,837	10,000	21,837
Office	3,917	4,736	10,370	7,372	24,652
Professional fees	3,843	1,114	9,243	35,433	77,473
Regulatory and filing	918	5,480	22,274	7,310	37,451
Travel and entertainment	1,045	-	1,045	-	4,035
Foreign exchange	(134)	422	921	350	650
Loss before other items	(36,935)	(41,379)	(104,853)	(167,718)	(495,194)

Other items:
Interest income	-	4,293	-	18,180	42,218

Net loss	$(36,935)	$(37,086)	$(104,853)	$(149,538)	$(452,976)

Loss per share - basic and diluted	$0.01	$0.01	$0.02	$0.03

Weighted average number of shares outstanding:	6,919,661	4,884,362	6,919,661	4,889,274

The accompanying notes are an integral part of these financial statements

VENZA GOLD CORP.

 (AN EXPLORATION STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' DEFICIT

(UNAUDITED)

	Common Stock Issued
				Additional
	Number of		Stock	Paid-in	Comprehensive	Accumulated
	Shares	Amount	Subscribed	Capital	Loss	Deficit	Total

Balance at August 4, 2010	-	$-	$-	$-	$-	$-	$-

Common stock issued for cash	1,750,000	51,500	-	-	-	-	51,500
Obligation to issue shares	-	-	38,250	-	-	-	38,250
Discount on notes receivable	-	-	-	(13,995)	-	-	(13,995)
Net loss	-	-	-	-	-	(26,827)	(26,827)

Balance at October 31, 2010	1,750,000	51,500	38,250	(13,995)	-	(26,827)	48,928

Common stock issued for cash	1,793,328	167,500	(38,250)	-	-	-	129,250
Obligation to issue shares	-	-	41,250	-	-	-	41,250
Discount on notes receivable	-	-	-	(13,185)	-		(13,185)
Net loss	-	-	-	-	-	(124,975)	(124,975)

Balance at October 31, 2011	3,543,328	219,000	41,250	(27,180)	-	(151,802)	81,268

Common stock issued	550,000	41,250	(41,250)	-	-	-	-
Common stock issued for debt	2,273,333	170,500	-	-	-	-	170,500
Common stock issued for asset	200,000	15,000	-	-	-	-	15,000
Common stock issued for services	350,000	26,250	-	-	-	-	26,250
Net loss	-	-	-	-	-	(196,321)	(196,321)

Balance at October 31, 2012	6,916,661	472,000	-	(27,180)	-	(348,123)	96,697

Donated services	-	-	-	972	-	-	972
Net loss	-	-	-	-	(756)	(104,853)	(105,609)

Balance at July 31, 2013	6,916,661	$472,000	$-	$(26,208)	$(756)	$(452,976)	$(7,940)

The accompanying notes are an integral part of these financial statements

VENZA GOLD CORP.

 (AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS

 (UNAUDITED)

	Nine months ended		From August 4, 2010 (inception) to July 31, 2013
	July 31, 2013	July 31, 2012
Cash flow used in operating activities:
Net loss	$(104,853)	$(149,538)	$(452,976)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income	-	(18,180)	(42,218)
Consulting fees	-	26,250	26,250
Donated services	972	-	972

Changes in operating assets and liabilities:
HST recoverable	(443)	(5,291.00)	(2,462)
Prepaids	(937)	(587)	(2,051)
Accounts payable	8,882	32,413	78,938
Due to related parties	(17,257)	25,000	121,743
Net cash used in operating activities	(113,636)	(89,933)	(271,804)

Cash flows from investing activities:			-
Notes receivable, net of allowance	-	210,038	15,038
Net cash provided by investing activities	-	210,038	15,038

Cash flows from financing activities:
Shares issued	-	-	260,250
Net cash provided by financing activities	-	-	260,250

Effect of exchange rate changes on cash	(756)		(756)

Net increase (decrease) in cash during the period	(114,392)	120,105	2,728

Cash, beginning	117,120	21,960	-

Cash, ending	$2,728	$142,065	$2,728

Supplemental disclosure of cash flow information:
Cash paid during the period
Taxes	$-	$-	$-
Interest	$-	$-	$-

Non-cash transactions
Shares issued for mineral properties	$-	$15,000	$15,000
Shares issued for settlement of debt	$-	$170,500	$170,500

The accompanying notes are an integral part of these financial statements

VENZA GOLD CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2013

 (UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Nature of Operations

Venza Gold Corp.’s (the “Company”) principal business is the acquisition and exploration of mineral resources in British Columbia, Canada. The Company has not determined whether its properties contain mineral reserves that are economically recoverable.

The unaudited interim financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended October 31, 2012, included in the Company’s annual report on Form 10-K, filed with the SEC. The interim unaudited financial statements should be read in conjunction with those financial statements for the year ended October 31, 2012 included in the Company’s annual report on Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine months ended July 31, 2013 are not necessarily indicative of the results that may be expected for the year ending October 31, 2013.

Recent Accounting Pronouncements

The Company has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it. It does not expect the adoption of these pronouncements to have a material impact on its financial position, results of operations or cash flows.

NOTE 2 - RELATED-PARTY TRANSACTIONS

During the nine months ended July 31, 2013, the Company incurred $17,755 (July 31, 2012- $58,500) in management fees to a former director of the Company and $11,837 (July 31, 2012- $10,000) in exploration expenditures to its director.

NOTE 3 - UNPROVED MINERAL PROPERTIES

On April 11, 2012, the Company acquired two mineral claims located in British Columbia from one of its directors through the issuance of 200,000 shares of its common stock at a fair value of $15,000. In order to keep the claims in good standing the Company is required to incur exploration expenses of approximately $2,754 per year for the next two years and $5,508 per year thereafter. As of the date of these financial statements, the Company has incurred enough exploration expenditures to keep the claims in good standing until 2018, and will not be required to make additional cash payments in lieu of exploration work.

NOTE 4 - SUBSEQUENT EVENTS

On August 15, 2013, the Company staked two additional claims to cover southern extension of the property for a total of $297. To keep the claims in good standing, the Company is commitments to pay $678 in lieu of work during the first three years and $1,356 thereafter.

On August 31, 2013, the Company signed a letter of intent to acquire all issued and outstanding shares of Core-Comm Holdings Inc. (“Core-Comm”), a private company registered under the laws of British Columbia. Core-Comm is in the process of developing portals to serve the research requirements of English and Spanish education users. Under the proposed terms of the transaction, the Company will issue one common share for each common share of Core-Comm.  In addition, the current director of the Company will resign and be replaced with nominees of Core-Comm.  Following closing of the transaction, the Company will undergo the name change. The non-binding letter of intent is subject to the entry into a definitive agreement by September 30, 2013. There is no assurance that a definitive agreement will be concluded or that the terms will not change from those described above.

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

We are an exploration stage company engaged in the acquisition and exploration of mineral properties.  We currently hold a 100% interest in the OS Gold Claim and the Quad Gold Claim.  The OS Gold Claim, being our lead mineral project, is comprised of three mineral claims totaling 1,711.3 acres located approximately 7 kilometres west of Osoyoos, British Columbia, Canada.  The Quad Gold Claim is comprised of one mineral claim totaling 408.9 acres and is located approximately 16 kilometres north of Campbell River, British Columbia, Canada.  We plan to focus our resources on the OS Gold Claim in order to assess whether it possesses mineral deposits capable of commercial extraction.  See “Plan of Operation” below.

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

Recent Corporate Developments

1.

On July 26, 2013, Ralph Biggar resigned as our President, Chief Financial Officer, and Director.  Mr. Biggar’s resignation was not due to, and was not been caused by, in whole or in part, any disagreement with the Company, whether related to the Company’s operations, policies, practices or otherwise. Following Mr. Biggar’s resignation, we appointed Gerald Diakow as our President and Chief Financial Officer.  Mr. Diakow is currently our sole director.

2.

On August 22, 2013, we announced the results of our soil geochemical survey on the Os Gold Claim.  See “Plan of Operation - Phase II Exploration Program”.

3.

On August 31, 2013, we signed a letter of intent to acquire all issued and outstanding shares of Core-Comm Holdings Inc. (“Core-Comm”), a private company registered under the laws of British Columbia. Core-Comm is in the process of developing portals to serve the research requirements of English and Spanish education users. Under the proposed terms of the transaction, we will issue one common share for each common share of Core-Comm.  In addition, Gerry Diakow will resign and be replaced with nominees of Core-Comm.  Following closing of the transaction, we will change our name to “Core-Comm Holdings Inc.” or such other name as agreed to by us and Core-Comm. The non-binding letter of intent is subject to the entry into a definitive agreement by September 30, 2013. There is no assurance that a definitive agreement will be concluded or that the terms will not change from those described above.

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

Phase 1 Exploration Program

In April 2012 we initiated our exploration program on the OS Gold Claim by conducting a geochemical soil sampling program on the north east area of the claim block with the intent to relocate the area of the historic Pass mineral showing.  The survey collected 57 soil samples which were analyzed for 36 elements at ACME Analytical Laboratories in Vancouver, BC.

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

Phase II Exploration Program

During June - July 2013, we carried out second phase of our exploration program. Soil geochemical survey carried out during this phase has enlarged the original copper anomaly from the initial 2012 geochemical survey southward and eastward to the boundaries of the survey area. Three  plus 80 parts per million copper anomalies with the maximum value of 201.3 ppm were discovered along the eastern boundary of the survey area and extending approximately 150 meters in an East-West direction and 800 meters in a North-South direction. The anomalies are open to the east. The copper soil anomalies are believed to be located east and south of the historic Pass mineral showing (Minfile 082ESW111). Scattered plus 20 parts per billion gold values with the maximum value of 56.2 ppb were associated with the copper anomalies. The survey collected 78 soil samples which were analyzed for 36 elements at ACME Analytical Laboratories in Vancouver, BC.

In Fall 2013, to conclude our Phase I and II exploration programs, we are planning to carry out a detailed mapping program based on the results of the geochemical surveys. We estimate that this program will cost approximately $6,600 and will be finalized by October 31, 2013.

As of July 31, 2013, we had cash on hand of $2,728 and accounts receivable of $2,462.  In order to continue with our exploration program and carry out the planned detailed mapping program, we require additional financing. We are planning to raise necessary capital through equity or debt financing.

Results of Operation

Our operating results for the nine and three months ended July 31, 2013 and 2012 and the changes in the operating results between those periods are summarized in the table below.

Three and Nine Months Summary

	Three Months Ended July 31,		Percentage	Nine Months Ended July 31,		Percentage
	2013	2012	Decrease	2013	2012	Decrease
Revenue	$-	$-	n/a	$-	$-	n/a
Expenses	(36,935)	(41,379)	(10.74%)	(104,853)	(167,718)	(37.48)%
Interest Income	-	4,293	(100)%	-	18,180	(100)%
Net Loss	$(36,935)	$(37,086)	(0.41)%	$(104,853)	$(149,538)	(29.88)%

Revenues

We only earned interest income during the three and nine months ended July 31, 2012 and do not anticipate earning revenues from business operations until such time as we enter into commercial production of our mineral properties. There can be no assurance that we will be successful in discovering commercial quantities or that we can commercially produce metals or minerals. We are presently an exploration stage company engaged in the search for mineral reserves. We can provide no assurance that we will be able to discover any commercially exploitable levels of mineral resources on our property, or, even if such resources are discovered, that we will be able to enter into commercial production of our mineral properties.

Operating Expenses

Our operating expenses for the three and nine months ended July 31, 2013 and 2012 consisted of the following:

	Three Months Ended July 31,		Percentage Increase /	Nine Months Ended July 31,		Percentage Increase /
	2013	2012	(Decrease)	2013	2012	(Decrease)
Administration	$953	$985	(3.25)%	$3,453	$1,773	94.75%
Accounting	2,523	14,201	(82.23)%	5,633	18,388	(69.37)%
Bank charges	312	319	(2.19)%	477	386	23.58%
Consulting	6,006	4,122	45.71%	18,385	25,988	(29.26)%
Corporate communications	500	-	n/a	500	-	n/a
Management fees	7,215	3,000	140.50%	20,715	60,718	(65.88)%
Mineral exploration	9,837	7,000	40.53%	11,837	10,000	18.37%
Office	3,917	4,736	(17.29)%	10,370	7,372	40.67%
Professional fees	3,843	1,114	244.97%	9,243	35,433	(73.91)%
Regulatory and filing	918	5,480	(83.25)%	22,274	7,310	204.71%
Travel and entertainment	1,045	-	n/a	1,045	-	n/a
Foreign exchange (gain)	(134)	422	(131.75)%	921	350	163.14%
Total expenses	$36,935	$41,379	(10.74)%	$104,853	$167,718	(37.48)%

During the nine months ended July 31, 2013 our expenses decreased from $167,718 to $104,853 or 37.48%.

The most significant changes are listed below:

•

Consulting expenses decreased by $7,603 or 29.26%, professional fees decreased by $26,190 or 73.91% and accounting fees decreased by $12,755 or 69.37% due to higher compliance costs during the nine months ended July 31, 2012, associated with the preparation of audited financial statements for our fiscal year ended October 31, 2011 and interim unaudited financial statements included in our Registration Statement on Form S-1.

•

Regulatory fees increased by $14,964 or 204.71% during the nine months ended July 31, 2013 mainly due to the public reporting costs, which did not exist in prior year.

•

Management fees decreased during the nine months ended July 31, 2013 by $40,003 or 65.88% due to lower fees charged by a Director.

Liquidity and Capital Resources

Working Capital

	At July 31, 2013	At October 31, 2012
Current assets	$7,241	$120,253
Current liabilities	30,181	38,556
Working capital surplus (deficit)	$(22,940)	$81,697

Cash Flows

	Nine Months Ended July 31,
	2013	2012
Net cash used in operating activities	$(113,636)	$(89,933)
Net cash provided by investing activities	-	210,038
Net cash from financing activities	-	-
Effect of exchange rate changes on cash	(756)	-
Net increase (decrease) in cash during period	$(114,392)	$120,105

Our working capital surplus decreased from $81,697, as at October 31, 2012, to a deficit of $22,940, as at July 31, 2013. The decrease in working capital resulted from a decrease in cash due to the exploration campaign we undertook during June and July of 2013, as well as costs associated with maintaining our daily operations. In addition, we had no sources of revenue during the period to supplement the expenditures.

Capital resource

Our ability to explore our mineral claims is subject to our ability to obtain the necessary funding.  We expect to raise funds through sales of our debt or equity securities. We have no committed sources of capital.  If we are unable to raise funds as and when we need them, we may be required to curtail, or even to cease, our operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to shareholders.

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

Foreign Currency Translation and Transaction

Our functional currency is the Canadian dollar and reporting currency is the United States dollar.  We translate assets and liabilities to US dollars using the rates of exchange prevailing at the reporting date, translate unproved mineral properties using historical exchange rates, and translate revenues and expenses using average exchange rates during the period. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in US dollars. We have not to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

Gerry Diakow, our Chief Executive Officer, Chief Financial Officer and President, has evaluated the effectiveness of our disclosure controls and procedures (as the term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this report (the “Evaluation Date”).  Based on his evaluation, he has concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in internal control over financial reporting

During the quarter ended July 31, 2013, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

For the next twelve months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be approximately $75,000. Accordingly, we do not have sufficient funds to meet our planned expenditures over the next twelve months and will be required to raise additional financing.

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

Our prospecting activities are dependent upon the grant of appropriate mineral tenures and regulatory commitments, which may be withdrawn or made subject to limitations.  Mineral claims are renewable subject to certain expenditure requirements.  Although we believe that we will obtain the necessary prospecting licenses and permits, including but not limited to drill permits, there can be no assurance that they will be granted or as to the terms of any such grant.  Furthermore, we are required to expend required amounts on the mineral claims of the OS Gold Claim and Quad Gold Claim in order to maintain them in good standing.  If we are unable to expend these amounts, we may lose our title thereto on the expiry date(s) of the relevant mineral claims on the OS Gold Claim and Quad Gold Claim.  There is no assurance that, in the event of losing our title to a mineral claim, we will be able to register the mineral claim in its name without a third party registering its interest first.

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

We have not engaged a professional geologist or mining engineer to physically examine the Quad Gold Claim.  Gerald Diakow, our Chief Executive Officer and President, conducted a physical examination of the Quad Gold Claim in May 2006.  Due to the fact that Mr. Diakow is a geological consultant and such visit occurred in 2006, there is a risk that the geology and mineralization disclosure of the Quad Gold Claim may not be reflected by historical work and reports.

We have not reviewed the quality or accuracy of historical drilling and sampling reported on our properties.

We have not verified the quality and accuracy of the historical sampling and drilling reported, and we caution readers not to rely upon them. Mr. Diakow has reviewed the data on mineral claims and technical data supplied by the British Columbia Ministry of Mines, Minfile Data Base, and other sources of public technical information. It is important to note that the claims were acquired by map designation by Mr. Diakow. There is no assurance that our properties will be of merit since our exploration programs are based on historical data.

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

•

be exempt from the "say on pay” provisions (requiring a non-binding shareholder vote to approve compensation of certain executive officers) and the "say on golden parachute” provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) and certain disclosure requirements of the Dodd-Frank Act relating to compensation of Chief Executive Officers;

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

We did not sell any securities during the quarter ended July 31, 2013.

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
101

The following financial statements from the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2013, formatted in XBRL: (i) Balance Sheets; (ii) Statements of Operations; (iii) Statement of Stockholders’ Equity (iv) Statements of Cash Flows; (v) Notes to the Consolidated Financial Statements.

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

VENZA GOLD CORP.

Date:	September 10, 2013	By:	/s/ Gerry Diakow
GERRY DIAKOW
President
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

19