Form 10-K
period 2013-10-31
CORECOMM SOLUTIONS INC.
filed 2014-01-29
CIK 1551887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 31, 2013

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ______________________

Commission File Number 000-54800

CORECOMM SOLUTIONS INC.

(Exact name of registrant as specified in its charter)

British Columbia, Canada	99-0364150
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

810-789 West Pender St., Vancouver, BC V6C 1H2

(Address of principal executive offices)

Registrant’s telephone number, including area code: (604) 424-4180

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $370,749.58 based on a price of $0.075, which was the last price at which our common equity was last sold as of April 30, 2013.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  The number of shares of the registrant’s common stock, without par value, outstanding as of January 24, 2014 was 7,216,661.

TABLE OF CONTENTS

ITEM 1: BUSINESS

5

General

5

Competition

7

Government Regulations

7

Seasonality

7

Research and Development

8

Patents and Trademarks

8

Dependence on major customers

8

Employees

8

Jumpstart Our Business Startups Act

8

ITEM 1A: RISK FACTORS

9

ITEM 1B: UNRESOLVED STAFF COMMENTS

14

ITEM 2: PROPERTIES

14

ITEM 3:  LEGAL PROCEEDINGS

14

ITEM 4:  MINE SAFETY DISCLOSURES

14

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND

14

Market Information.

14

Holders.

14

Dividend Policy

15

Recent Sales of Unregistered Securities

15

ITEM 6:  SELECTED FINANCIAL DATA.

15

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

15

Summary of financial condition

15

Results of operations

15

Liquidity

17

Capital Resources

17

Contingencies and Commitments

18

Off-Balance Sheet Arrangements

18

Critical Accounting Policies

18

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

19

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

20

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

19

ITEM 9A:  CONTROLS AND PROCEDURES

19

Disclosure Controls and Procedures

19

Report on Internal Control over Financial Reporting

19

Changes in Internal Control over Financial Reporting

19

ITEM 9B:  OTHER INFORMATION

19

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

20

ITEM 11: EXECUTIVE COMPENSATION

21

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

22

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

23

Director independence

23

Transactions with Related Parties

23

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

24

ITEM 15: EXHIBITS

25

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

ITEM 1: BUSINESS

General

We were incorporated on August 4, 2010 under the laws of the State of Nevada under the name “SOS Link Corporation”.  On April 15, 2011, we changed our place of incorporation from the State of Nevada to the Province of British Columbia, Canada and concurrently changed our name to “Venza Gold Corp.”.  The change from Nevada to British Columbia was approved by our shareholders on April 14, 2011.  On January 6, 2014, we changed our name to “CoreComm Solutions Inc.” to reflect our current business.

We are a development stage company engaged in marketing and commercializing correlation technology (“Correlation Technology”) to the education industry.  On December 2, 2013, we entered into a license agreement (the “MSI License Agreement”) with Make Sence, Inc. (“MSI”) whereby MSI granted us a license to commercialize its Correlation Technology platform in the worldwide Kindergarten to Grade 12 (“K-12”) education market.  As a result of licensing the Correlation Technology, we plan to launch our “edForm” and “edForma” portals which will utilize the Technology to serve the search requirements of English and Spanish users.  See “Item 1: Business - Recent Corporate Developments - MSI License Agreement” and “Item 1: Business - Business of CoreComm Solutions Inc.”

In addition, we hold a 100% interest in the OS Gold Claim, located in vicinity of Osoyoos, British Columbia, Canada.  As a result of our entry into the MSI License Agreement, we have suspended operations on the OS Gold Claim.

To date, we have not earned any revenues from our educational Correlation Technology platform business or our mineral exploration activities.  We are presently in the development stage of our business and we can provide no assurance that the web portals we are developing based on the Correlation Technology will provide sufficient funds to keep us operational.

Recent corporate developments

The following significant corporate developments occurred since our last fiscal quarter ended July 31, 2013:

1.

MSI License Agreement.  On December 2, 2013, we entered into the MSI License Agreement with MSI pursuant to which MSI granted us a license to commercialize its Correlation Technology platform in the worldwide K-12 education market.  As a result of licensing the Correlation Technology, we are planning to launch edForm and edForma portals which will utilize the Correlation Technology to serve the search requirements of English and Spanish education users.

In consideration of the license, we agreed to make cash payments totaling $500,000 (the “License Fee”) and issue a total of 2,857,142 common shares of our common stock (which shares have not yet been issued).  The License Fee is to be paid according to the following payment schedule:

(a)

$100,000 on or before April 1, 2014;

(b)

$200,000 on or before August 1, 2014; and

(c)

$200,000 on or before January 1, 2015.

In addition, if while using the Correlation Technology, the number of daily queries we receive exceeds 125,000, we will be required to pay a gross revenue share to MSI of 45% for each additional query.

The initial term of the MSI License Agreement is 50 years.  We also retain the right to terminate the MSI License Agreement at any time if we are unsuccessful in raising minimum financing of $500,000.

2.

Financing.  On December 2, 2013, concurrent with signing of the MSI License Agreement, we announced an offering of up to 5,000,000 shares of our common stock, at a price of $0.10 per share, in separate concurrent private placement offerings.

Foreign Offering

We are planning to issue up to 4,000,000 shares of our common stock pursuant to the provisions of Regulation S of the United States Securities Act of 1933, as amended (the “Securities Act”). The offering will be made to persons who are not residents of the United States and are otherwise not “U.S. Persons” as that term is defined in Rule 902(k) of Regulation S of the Securities Act.

As of the date of this report, we have closed the first tranche of this offering and issued 300,000 shares of our common stock at $0.10 per share for gross proceeds of $30,000.  We paid a finder, who was not a US Person, a finder’s fee totaling $3,000 in connection with this issuance.

US Offering

We are also planning to issue up to 1,000,000 shares of our common stock pursuant to the provisions of Rule 506(b) of Regulation D of the Securities Act. The US Offering will be made to persons who are “accredited investors” as that term is defined under Regulation D of the Securities Act.  As of the date of this report, we have not completed any sales of securities under the US Offering.

3.

New Directors and Officers.  On December 2, 2013, Gerald Diakow resigned as our Chief Executive Officer, Chief Financial Officer and President.  Mr. Diakow continues to be the member of our board of directors.

To fill the vacancies created by Mr. Diakow’s resignation, we appointed Patrick Fitzsimmons as Chief Executive Officer and President and James Hyland as Chief Financial Officer on December 2, 2013.  Also on the same day, Mr. Fitzsimmons was appointed as our director to fill the vacancy created when Ralph Biggar resigned as a director of the Company on July 26, 2013.

4.

Change of Name and Ticker Symbol.  On January 6, 2014, we changed our name to CoreComm Solutions Inc. (the “Name Change”).  To effect the Name Change, we filed a Notice of Alteration with the British Columbia Registrar of Companies.  Other than the Name Change, no other changes were made to our Notice of Articles.

On January 8, 2014, our common shares commenced trading on the OTC Markets under the new ticker symbol “COCMF”.

Business of CoreComm

We are engaged in marketing and commercializing the licensed Correlation Technology in the worldwide K-12 education market.  Currently, we are focused on developing our edForm (English) and edForma (Spanish) web portals.  These portals will serve the complex research requirements of the English and Spanish education users.

edForm and edForma Portals

The edForm and edForma portals (the “edForm portals”) are educational search engines for K-12 students.  Users of edForm portals enter educational research queries into the portal to identify documents, websites and other information which would most valuably contribute to their query.

By utilizing the Correlation Technology platform to develop our edForm portals, we believe that our users will obtain the most relevant results to their search requests.  Unlike existing search engines, relevancy in the edForm portals applies not to individual results in isolation, but instead to the answer space of correlations that includes all the terms, phrases and concepts encountered in constructing the correlations in response to the query.

Advertising

We are planning to monetize our edForm portals through securing contracts with various advertisers for strategic ad placements.  Students enter queries to the edForm portals, and while processing the request the user will be served a short video ad prior to receiving the results. The ads presented to students in the K-12 market would mainly consist of web video and click through ads.  Advertisers focusing on the student demographic segment, including sports, technology, clothing, and automobiles to name a few, are assured their message is viewed by the user.  CoreComm will be attending Internet advertising venues and trade shows, as well making direct contacts with advertising buyers and agencies.  As we are still developing our edForm portals, we have not yet secured any contracts with advertisers.

Market, Customers and Marketing Strategy

The education user market is highly focused, which presents a major new opportunity to search advertisers. There are 51 million students in the USA, of which the potential market for edForm is about 20 million US students in grade 6 through 12.  The worldwide market, outside the USA, for English speaking students in a comparable economic demographic as the USA students is 30 million, not including China.  There are approximately 26 million Latin American K-12 student users for edForma.  The combined English and Spanish market for the edForm and edForma education portals is over 70 million users.

CoreComm will drive market awareness of our portals through direct advertising campaigns on social media such as Facebook, Twitter and other platforms that are used heavily by students.  Banner ads will be used on the major search engines that students visit now for their research. Ads will be placed on student association portals and other similar venues.

Competition

We are a development stage company involved in marketing and commercializing licensed Correlation Technology to English and Spanish educational markets. We have many competitors in different industries as well as geographical locations. Some of our competitors include, but are not limited to, general purpose search engines, vertical search engines and e-commerce sites as well as social networking sites, traditional media companies, and providers of online products and services. Sweet Search, Infotopia, Google Scholar, Study Navigator, and ISeek are just a few of many providers that state they specialize in educational content.  Our current and potential competitors range from large and established companies, such as Google, Bing, Yahoo, YouTube and Facebook, to emerging start-ups. This competition could adversely impact our ability to finance further development.

Government Regulations

We are subject to a number of United States federal, state and foreign laws and regulations that affect companies conducting business on the Internet, many of which are still evolving and being tested in courts, and could be interpreted in ways that could harm our business. These may involve user privacy, libel, rights of publicity, data protection, content, intellectual property, distribution, electronic contracts and other communications, competition, protection of minors, consumer protection, taxation and online payment services.  In particular, we are subject to United States federal, state and foreign laws regarding privacy and protection of user data. Foreign data protection, privacy, and other laws and regulations are often more restrictive than those in the United States. United States federal, state and foreign laws and regulations are constantly evolving and can be subject to significant change. In addition, the application and interpretation of these laws and regulations is often uncertain, particularly in the new and rapidly-evolving industry in which we operate.

In addition, we plan to monetize our business through advertising and marketing activities that are subject to United States federal and state consumer protection laws that regulate unfair and deceptive practices, domestically and internationally. The United States and European Union have begun to adopt legislation that regulates certain aspects of the Internet, including online editorial and user-generated content, user privacy, behavioral targeting and online advertising, taxation, and liability for third-party activities.

United States federal, state and foreign governments are also considering alternative legislative and regulatory proposals that would increase regulation on Internet advertising.  It is impossible to predict whether new taxes or regulations will be imposed on our future services, and whether or how we might be affected. Increased regulation of the Internet could increase the cost of doing business or otherwise materially adversely affect our business, financial condition or operational results.

Seasonality

Once we have rolled out our edForm portals, we anticipate that our business would be seasonally based on the K-12 school year.  As a result, we anticipate that the use of the edForm portals would substantially decrease in the months of July and August.

Research and Development

As of the financial year end covered by this report, we have not incurred any research and development expenditures. However, we expect substantial investment into research and development of our web portals based on Correlation Technology platform licensed to us.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademarks.

Dependence on major customers

As of the date of this report we have no customers.

Employees

We have no employees other than our executive officers. Most of our computer programmers, web designers and marketing specialists are retained under short-term contracts as and when we require the services.

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

We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease our operations and if we do not obtain sufficient financing, our business will fail.

We were incorporated on August 4, 2010 and have been involved primarily in the acquisition and exploration of the mineral properties.  On December 2, 2013 we entered into a license agreement to market the Correlation Technology to English and Spanish education users, which resulted in the change of our business direction.

Our ability to achieve and maintain profitability and positive cash flow is dependent upon: (i) our ability to secure advertising contracts for our web portals, (ii) generate traffic to our web portals, and (iii) our ability to generate revenues.

For the next twelve months, management anticipates that the minimum cash requirements to fund our marketing and development programs and to support our continued operations will be approximately $1,605,000. Accordingly, we don’t have sufficient funds to meet our planned expenditures over the next twelve months and we will be required to raise additional financing.

Although our board of directors have approved offerings of up to $400,000 under Regulation S and $100,000 under Regulation D, there is no assurance that we will complete the sale of all securities offered under these concurrent offerings.  Obtaining financing would be subject to a number of factors, including the market recognition of  the necessity of the type of web search services we provide, and our ability to secure long-term contracts.  These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.   We have not attained profitable operations and are continuously dependent upon obtaining financing to pursue our plan of operation.

Because we are a development stage company, our business has a high risk of failure.

We are a development stage company that has incurred net losses since inception, we have not attained profitable operations and we are dependent upon obtaining adequate financing to carry out our business activities.  The success of our business operations will depend upon our ability to obtain further financing to complete our planned development and marketing programs and to attain profitable operations. Development stage companies encounter difficulties in generating revenue from internet advertising and there is a high risk of failure of these companies.  If we are not able to complete a successful development and marketing programs and attain sustainable profitable operations, then our business will fail.

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

We face intense competition.

Our business is evolving and intensely competitive, and is subject to changing technology, shifting user needs, and frequent introductions of new products and services.

We have many competitors in different industries, including general purpose search engines, vertical search engines and e-commerce sites, social networking sites, traditional media companies, and providers of online products and services.

Our current and potential competitors range from large and established companies to emerging start-ups. Established companies have longer operating histories and more established relationships with customers and users, and they can use their experience and resources against us in a variety of competitive ways, including acquisitions, investing aggressively in research and development, and competing aggressively for advertisers and websites.

If our competitors are more successful than we are in developing compelling products or in attracting and retaining users, advertisers, and content providers, our potential for generating revenues and growth rates could decline.

If we do not continue to innovate and provide products and services that are useful to users, we may not remain competitive, and our revenues and operating results could suffer.

Our success depends on providing products and services that make using the internet a more useful and enjoyable experience for our users. Our competitors are constantly developing innovations in web search, online advertising, and web-based products and services. As a result, we will be required to continuously invest significant resources in research and development in order to enhance our web portals, and introduce new products and services. In addition, these new products and services may present new and difficult technology challenges, and we may be subject to claims if users of these offerings experience service disruptions or failures or other quality issues. Our operating results would also suffer if our innovations are not responsive to the needs of our users, advertisers, and other network members; are not appropriately timed with market opportunities, or are not effectively brought to market. As search technology continues to develop, our competitors may be able to offer search results that are, or that are seen to be, substantially similar to or better than ours. This may force us to compete in different ways and expend significant resources in order to remain competitive.

Our potential investment in new business strategies and new products, services, and technologies is inherently risky, and could disrupt our ongoing businesses.

Being a development stage company in an online marketing and advertising industry, we may invest significant resources in new business strategies, new products, services, and technologies. Such endeavors may involve significant risks and uncertainties, including, but notCore limited to, distraction of management from current operations, insufficient revenues to offset liabilities assumed and expenses associated with these new investments, inadequate return of capital on our investments, and unidentified issues not discovered in our due diligence of such strategies and offerings. Because these new ventures are inherently risky, no assurance can be given that such strategies and offerings will be successful and will not materially adversely affect our reputation, financial condition and operating results.

We plan to derive substantially all of our revenue from advertising and any significant reduction in spending by advertisers could harm our business.

Our plan is to derive substantially all of our revenue from advertising.  Most advertisers can generally terminate their contracts on very short notice. Generally, advertisers will not continue to do business if their investment in such advertising does not generate sales leads, customers, bookings, or revenue and profit on a cost-effective basis, or if we do not deliver advertisements in an appropriate and effective manner. If we are unable to remain competitive and provide value to our advertisers, they will likely stop placing ads on our websites, which would harm our revenues and business.

Expenditures by advertisers also tend to be cyclical, subject to variation based on budgetary constraints, project cancellation or delay, and to reflect overall economic conditions and buying patterns. If we are unable to generate advertising revenue due to factors outside of our control, our business and financial performance would be adversely affected.

Our success depends upon the acceptance, and successful measurement, of online advertising as an alternative to offline advertising.

We believe that a significant discrepancy exists between the percentage of the advertising market allocated to online advertising and the percentage of consumer time spent on online media consumption as opposed to offline advertising and media consumption. Long-term growth of our business will depend heavily on this distinction between online and offline advertising narrowing or being eliminated, which may not happen in a manner or to the extent that we currently expect. We compete with traditional media for advertising dollars, in addition to websites with higher levels of traffic. If online advertising ceases to be an acceptable alternative to offline advertising, our business, financial condition and results of operations will be negatively impacted.

Because the online marketing industry is relatively new and rapidly evolving, it uses different methods than traditional media to gauge its effectiveness. Potential customers may have little or no experience using the Internet for advertising and marketing purposes and may allocate only limited portions of their advertising and marketing budgets to the Internet. The adoption of Internet advertising, particularly by those entities that have historically relied upon traditional media for advertising, requires the acceptance of a new way of conducting business, exchanging information and evaluating new advertising and marketing technologies and services. As a result, we will need to continually evaluate changes to aspects of our business model to keep pace with the expectations of users and advertisers, and these changes may not yield the benefits we expect. In particular, we are dependent on our clients’ adoption of new metrics to measure the success of online marketing campaigns. We may also experience resistance from traditional advertising agencies who may be advising our clients. Any lack of growth in the market for various online advertising models could have an adverse effect on our business, financial condition and results of operations.

We may be subject to claims that we violated intellectual property rights of others, which claims are extremely costly to defend and could require us to pay significant damages and limit our ability to operate.

Companies in the Internet and technology industries, and other patent and trademark holders seeking to profit from royalties in connection with grants of licenses, own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights.  We have entered into the MSI License Agreement whereby MSI has granted us a license to commercialize the Correlation Technology in the education market.  However, there may be intellectual property rights held by others, including patents, copyrighted works and/or trademarks, which cover significant aspects of the Correlation Technology and our technologies. Any intellectual property claim against us, regardless of merit, could be time consuming and expensive to settle or litigate and could divert management’s attention and other resources. These claims also could subject us to significant liability for damages and could result in our having to stop using technology or content found to be in violation of another party’s rights. We might be required or may opt to seek a license for rights to intellectual property held by others, which may not be available on commercially reasonable terms, or at all. Even if a license is available, we could be required to pay significant royalties, which would increase our operating expenses. We may also be required to develop alternative non-infringing technology, or content, which could require significant effort and expense and make us less competitive in the relevant market. Any of these results could harm our business and financial performance.

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

If we are unable to hire and retain key personnel, we may not be able to implement our business plan and our business will fail

Our success will largely depend on our ability to hire highly qualified personnel with experience in marketing, programming, data architecture and web design. These individuals may be in high demand and we may not be able to attract the staff we need. In addition, we may not be able to afford the high salaries and fees demanded by qualified personnel, or may lose such employees after they are hired. Currently, we have not hired any key personnel. Our failure to hire key personnel when needed could have a significant negative effect on our business.

The recently enacted JOBS Act will allow us to postpone the date by which we must comply with certain laws and regulations and to reduce the amount of information provided in reports filed with the SEC. We cannot be certain if the reduced disclosure requirements applicable to “emerging growth companies” will make our common stock less attractive to investors.

We are and we will remain an "emerging growth company" until the earliest of (i) the last day of the fiscal year during which our total annual revenues equal or exceed $1 billion (subject to adjustment for inflation), (ii) the last day of the fiscal year following the fifth anniversary of our initial public offering, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities, or (iv) the date on which we are deemed a "large accelerated filer" (with at least $700 million in public float) under the Exchange Act. For so long as we remain an "emerging growth company" as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" as described in further detail in the risk factors below. We cannot predict if investors will find our common stock less attractive because we will rely on some or all of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. If we avail ourselves of certain exemptions from various reporting requirements, as is currently our plan, our reduced disclosure may make it more difficult for investors and securities analysts to evaluate us and may result in less investor confidence.

Our election not to opt out of JOBS Act extended accounting transition period may not make its financial statements easily comparable to other companies.

Pursuant to the JOBS Act, as an “emerging growth company”, we can elect to opt out of the extended transition period for any new or revised accounting standards that may be issued by the Public Company Accounting Oversight Board (PCAOB) or the SEC. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, our company, as an “emerging growth company”, can adopt the standard for the private company. This could make comparison of our financial statements with any other public company which is not either an “emerging growth company” nor an “emerging growth company” which has opted out of using the extended transition period difficult or impossible as possible different or revised standards may be used.

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

Our shares of common stock are listed on OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements.  For the purpose of determining director independence, we have adopted the independence requirements of Canadian National Instrument 52-110 - Audit Committees (“NI 52-110”) as we are an OTC reporting issuer in the province of British Columbia. NI 52-110 recommends that the Board of Directors of a public company be constituted with a majority of individuals who qualify as “independent” directors. An “independent” director is a director who has no direct or indirect material relationship with us. A material relationship is a relationship, which could, in the view of the Board of Directors, reasonably interfere with the exercise of a director’s independent judgment. Gerald Diakow is considered an independent director. As aside from shares held by him, he has no ongoing interest or relationship with us other than serving as a director. Patrick Fitzsimmons is not an independent director because of his position as CEO and President.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

We currently do not own any real property.  Our executive office is located at 810-789 Pender Street West, Vancouver, British Columbia, V6C 1H2, and consists of approximately 25 square feet, which are provided to us free of charge.

ITEM 3:  LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings and, to the best of our knowledge, none of our property or assets are the subject of any pending legal proceedings.

ITEM 4:  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.

Our common stock commenced trading on OTC Bulletin Board under the symbol VZAGF on March 8, 2013. On January 8, 2014 we changed our name to CoreComm Solutions Inc. and our stock symbol changed to COCMF. Table 1 presents the range of high and low closing prices of our common stock for each quarter since March 8, 2013 as reported by Stockwatch.  The bid prices represent inter-dealer quotations, without adjustments for retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

Table 1: High and low bids

Fiscal year ended October 31, 2013	High	Low
Second quarter	N/A	N/A
Third quarter	$0.06	$0.055
Fourth quarter	$0.15	$0.055

Holders.

As of January 24, 2014, we had 58 shareholders of record. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name. Our transfer agent is Empire Stock Transfer, 1859 Whitney Mesa Dr. Henderson, Nevada, 89014 and their phone number is 702-818-5898.

Dividend Policy

We have never declared, nor paid, any dividend since our incorporation and do not foresee paying any dividend in the near future since all available funds will be used to develop and market our business.  Any future payment of dividends will depend on our financing requirements and financial condition and other factors which the board of directors, in its sole discretion, may consider appropriate.

Under the Business Corporations Act, we are prohibited from declaring or paying dividends if there are reasonable grounds for believing that we are insolvent or the payment of dividends would render us insolvent.

Recent Sales of Unregistered Securities

On January 8, 2014, we issued 300,000 common shares to two investors at a price of $0.10 per share for total proceeds of $30,000.  We completed the offering pursuant to the provisions of Regulation S of the Securities Act.  We did not engage in a distribution of this offering in the United States. Each investor represented that they were not a US person as defined in Regulation S of the Securities Act, and that they were not acquiring our securities for the account or benefit of a US person.

ITEM 6:  SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary of financial condition

Table 2 summarizes and compares our financial condition at October 31, 2013 and 2012.

Table 2: Comparison of financial condition

	October 31, 2013	October 31, 2012
Working capital	$(67,227)	$81,697
Current assets	$6,226	$120,253
Unproved mineral property	$11,697	$15,000
Total liabilities	$73,453	$38,556
Common stock and additional paid in capital	$445,820	$444,820
Deficit	$(501,287)	$(348,123)

Results of operations

YEARS ENDED OCTOBER 31, 2013 AND OCTOBER 31, 2012

Our operating results for the years ended October 31, 2013 and 2012 and the changes between them are summarized in Table 3.

Table 3: Changes in operating results

	Year ended October 31,		Percentage	Changes between the years ended October 31,
	2013	2012	Increase (Decrease)	2013 and 2012
Operating expenses:
Administration	$18,143	$6,773	168%	$ 11,370
Accounting	11,876	26,048	(54%)	(14,172)
Bank charges	517	484	7%	33
Consulting	18,278	25,988	(30%)	(7,710)
Corporate communications	1,042	-	100%	1,042
Management fees	27,950	67,218	(58%)	(39,268)
Mineral exploration	14,220	10,000	42%	4,220
Office	13,241	11,725	13%	1,516
Professional fees	20,159	50,771	(60%)	(30,612)
Regulatory and filing	23,931	12,214	96%	11,717
Travel and entertainment	1,039	2,990	(65%)	(1,951)
Foreign exchange	1,128	290	289%	838
Loss before other items	(151,524)	(214,501)	(29%)	(62,977)
Other items
Exploration tax credit	1,960	-	100%	1,960
Interest income	-	18,180	(100%)	(18,180)
Write-down of unproved mineral properties	(3,600)	-	100%	(3,600)
Net loss	$(153,164)	$(196,321)	(22%)	$ (43,157)

Revenues

During the years ended October 31, 2013 and 2012 we did not generate any revenue and we do not anticipate generating revenue from business operations until such time as we secure contracts for our web portals. There can be no assurance that we will be successful in securing such contracts. We are presently a development stage company engaged in the development and marketing of our web portals based on correlation technology. We can provide no assurances that we will be able to generate enough funds from our operations to support our ongoing operations.

Operating expenses.

Our operating expenses decreased by $62,977, or 29%, from $214,501 for the year ended October 31, 2012 to $151,524 for the year ended October 31, 2013.

The most significant year-to-date changes were:

•

Our administrative expenses increased by $11,370 from $6,773 for the year ended October 31, 2012 to $18,143 for the year ended October 31, 2013. The increase was associated with elevated exploration activity on our mineral claims as well as due diligence we conducted on acquiring a license for our new correlation technology.

•

Our accounting fees decreased by $14,172, from $26,048 for the year ended October 31, 2012 to $11,876 for the year ended October 31, 2013. The higher accounting and audit costs during the year ended October 31, 2012 were associated mainly with preparation of our Registration Statement on Form S-1 that we filed on June 12, 2012 and which was declared effective on September 11, 2009.

•

Our management fees and consulting fees decreased by $39,268 and $7,710, respectively. These decreases resulted from the restructuring of our internal operations.

•

During the year ended October 31, 2013, we spent $14,220 on the exploration program on our OS Gold mineral claim an increase of $4,220 from the $10,000 we spent during the year ended October 31, 2012.

•

Due to increased expenses related to the preparation and filing of our Registration Statement on Form S-1, filed by us on June 12, 2012, our professional fees for the year ended October 31, 2012 were  $30,612 higher compared to the year ended October 31, 2013.

•

Due to expenses associated with listing of our common shares on the OTC Bulletin Board, our regulatory and filing fees for the year ended October 31, 2013 increased by  $11,717, from $12,214 for the year ended October 31, 2012 to $23,931 for the year ended October 31, 2013.

Liquidity

GOING CONCERN

The audited financial statements included in this Annual Report have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. We have not generated any revenues from operations since inception, have never paid any dividends and are unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. Our continuation as a going concern depends upon the continued financial support of our shareholders, our ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. Our ability to achieve and maintain profitability and positive cash flow depends upon our ability to secure contracts for our Correlation Technology, generate revenue from advertising, and control our operating costs. Based upon our current plans, we expect to incur operating losses in future periods. At October 31, 2013, we had a working capital deficit of $67,227 and accumulated losses of $501,287 since inception. These factors raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we will be able to generate significant revenues in the future. Our audited financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

INTERNAL AND EXTERNAL SOURCES OF LIQUIDITY

Working Capital

	At October 31, 2013	At October 31, 2012
Current assets	$6,226	$120,253
Current liabilities	73,453	38,556
Working capital (deficit)/surplus	$(67,227)	$81,697

Cash Flows

	Year ended October 31
	2013	2012
Net cash used in operating activities	$(112,494)	$(114,878)
Net cash provided by (used in) investing activities	(297)	210,038
Net cash from financing activities	-	-
Effect of exchange rate changes on cash	(63)	-
Net increase in cash during period	$(112,854)	$95,160

During the year ended October 31, 2013, our working capital decreased by $148,924, from a working capital surplus of $81,697 for the year ended October 31, 2012 to a working capital deficit of $67,227 for the year ended October 31, 2013. The change from a working capital deficit to a working capital surplus was primarily related to (i) a decrease in cash to fund ongoing operations; and (ii) increases in accounts payable and accrued liabilities and amounts due to related parties.

Net cash used in operating activities. Our net cash used in operating activities decreased by $2,384, from $114,878 for the year ended October 31, 2012, to $112,494 for the year ended October 31, 2012.

Net cash used in investing activities. During the year ended October 31, 2013, we spent $297 on acquisition of additional mineral claims. During the year ended October 31, 2012, we did not spend any cash on acquisition of our mineral claims.

Net cash provided by financing activities. During the years ended October 31, 2013 and 2012 we did not have any cash generating financing activities.

Capital Resources

Our ability to continue the development of our services through Correlation Technology is subject to our ability to obtain the necessary funding.  We expect to raise funds through sales of our debt or equity securities. We have no committed sources of capital.  If we are unable to raise funds as and when we need them, we may be required to curtail, or even to cease, our operations.

As of October 31, 2013, we had cash on hand of $4,266, which raises substantial doubt about our continuation as a going concern. We plan to mitigate our losses in future years by controlling our operating expenses and actively seeking advertising contracts for our new web portals. In addition, we are also seeking financing of up to $500,000 through the private placement offering which we announced on December 2, 2013. Despite our current contracts and proposed private placement offering, we cannot provide assurance that we will be successful in generating additional capital to support our development. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Contingencies and Commitments

We had no contingencies at October 31, 2013.

In association with the license agreement dated December 2, 2013 with Make Sence Inc. we have the following commitments:

Table 4: License fee payments

License Fees
April 1, 2014	$100,000
August 1, 2014	200,000
January 1, 2015	200,000
$500,000

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

Our significant accounting policies are disclosed in the notes to the audited financial statements for the year ended October 31, 2013, included in this Annual Report. The following accounting policies have been determined by our management to be the most important to the portrayal of our financial condition and results of operation:

Revenue Recognition

Revenue is recognized when pervasive evidence of an agreement exists, when it is received or when the income is determinable and collectability is reasonably assured.

Foreign Currency Translation and Transaction

Our functional currency is the Canadian dollar and reporting currency is the United States dollar.  We translate assets and liabilities to US dollars using year-end exchange rates, translate unproved mineral properties using historical exchange rates, and translate revenues and expenses using average exchange rates during the period. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in US dollars. We have not to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Fair Value of Financial Instruments

Our financial instruments include cash, accounts receivable, accounts payable and accrued liabilities. We believe the fair value of these financial instruments approximate their carrying values due to their short maturities.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and trade accounts receivable.

At October 31, 2013, we had approximately $4,266 in cash on deposit with a large chartered Canadian bank, of which $2,399 was insured. As part of our cash management process, we perform periodic evaluations of the relative credit standing of this financial institution. We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash.

Recent Accounting Standards and Pronouncements

Recent accounting pronouncements issued by the Financial Accounting Standards Board or other authoritative standards groups with future effective dates are either not applicable or are not expected to be significant to our financial statements.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Page No.
Financial Statements

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets as of October 31, 2013 and October 31, 2012	F-2

Statements of Operations for the years ended October 31, 2013 and 2012, and the period from inception (August 4, 2010)	F-3

Statement of Stockholders’ Deficit for the period from August 4, 2010 (inception) to October 31, 2013	F-4

Statements of Cash Flows for the years ended October 31, 2013 and 2012, and the period from inception (August 4, 2010)	F-5

Notes to Consolidated Financial Statements	F-6

19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of CoreComm Solutions Inc. (formerly Venza Gold Corp.)

We have audited the accompanying balance sheets of CoreComm Solutions Inc. (formerly Venza Gold Corp.) (the “Company”) as at October 31, 2013 and 2012 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended and the cumulative period from August 4, 2010 (inception) to October 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, these financial statements present fairly, in all material respects, the financial position of the Company as at October 31, 2013 and October 31, 2012 and the results of its operations and its cash flows for the years then ended and the cumulative period from August 4, 2010 (inception) to October 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

“DMCL”

DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

January 28, 2014

CORECOMM SOLUTIONS INC.
(Formerly Venza Gold Corp.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	October 31, 2013	October 31, 2012

ASSETS

Current assets
Cash	$4,266	$117,120
GST recoverable	1,960	2,019
Prepaids	-	1,114
	6,226	120,253

Unproved mineral property	11,697	15,000
	$17,923	$135,253

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued liabilities	$65,637	$38,556
Due to related parties	7,816	-
	73,453	38,556

Stockholders' equity (deficit)
Common stock, no par value, unlimited authorized
6,916,661 issued and outstanding at
October 31, 2013 and 2012	472,000	472,000
Additional paid in capital	(26,180)	(27,180)
Comprehensive loss	(63)	-
Deficit	(501,287)	(348,123)
	(55,530)	96,697
	$17,923	$135,253

The accompanying notes are an integral part of these audited financial statements

CORECOMM SOLUTIONS INC.
(Formerly Venza Gold Corp.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

			From August 4, 2010
	Year ended		(Inception) to
	October 31, 2013	October 31, 2012	October 31, 2013

Operating expenses:
Administration	$18,143	$6,773	$27,351
Accounting	11,876	26,048	45,387
Bank charges	517	484	1,515
Consulting	18,278	25,988	92,924
Corporate communications	1,042	-	1,042
Management fees	27,950	67,218	189,520
Mineral exploration	14,220	10,000	24,220
Office	13,241	11,725	27,523
Professional fees	20,159	50,771	88,389
Regulatory and filing	23,931	12,214	39,108
Travel and entertainment	1,039	2,990	4,029
Foreign exchange	1,128	290	857
Loss before other items	(151,524)	(214,501)	(541,865)

Other items:
Exploration tax credit	1,960		1,960
Interest income	-	18,180	42,218
Write-down of unproved mineral properties	(3,600)	-	(3,600)

Net loss	$(153,164)	$(196,321)	$(501,287)

Loss per share - basic and diluted	$(0.02)	$(0.04)

Weighted average number of shares outstanding:	6,919,661	5,400,286

The accompanying notes are an integral part of these audited financial statements

CORECOMM SOLUTIONS INC.
(Formerly Venza Gold Corp.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' DEFICIT

	Common Stock Issued
				Additional
	Number of		Stock	Paid-in	Comprehensive	Accumulated
	Shares	Amount	Subscribed	Capital	Loss	Deficit	Total

Balance at October 31, 2011	3,543,328	$219,000	$41,250	$(27,180)	$-	$(151,802)	$81,268

Common stock issued	550,000	41,250	(41,250)	-	-	-	-
Common stock issued for debt	2,273,333	170,500	-	-	-	-	170,500
Common stock issued for unproved mineral property	200,000	15,000	-	-	-	-	15,000
Common stock issued for services	350,000	26,250	-	-	-	-	26,250
Net loss	-	-	-	-	-	(196,321)	(196,321)
Balance at October 31, 2012	6,916,661	472,000	-	(27,180)	-	(348,123)	96,697

Donated services	-	-	-	1,000	-	-	1,000
Effect of exchange rate changes on cash	-	-	-	-	(63)	-	(63)
Net loss	-	-	-	-	-	(153,164)	(153,164)
Balance at October 31, 2013	6,916,661	$472,000	$-	$(26,180)	$(63)	$(501,287)	$(55,530)

The accompanying notes are an integral part of these audited financial statements

CORECOMM SOLUTIONS INC.
(Formerly Venza Gold Corp.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

	Year ended		From August 4, 2010 (inception) to
	October 31, 2013	October 31, 2012	October 31, 2013
Cash flow used in operating activities:
Net loss	$(153,164)	$(196,321)	$(501,287)

Interest income	-	(18,180)	(42,218)
Consulting fees	-	26,250	26,250
Donated services	1,000	-	1,000
Property write-off	3,600	-	3,600

Changes in operating assets and liabilities:
GST recoverable	59	(2,019)	(1,960)
Prepaids	1,114	526	-
Accounts payable	27,081	51,366	109,123
Due to related parties	7,816	23,500	134,830
Net cash used in operating activities	(112,494)	(114,878)	(270,662)

Cash flows provided by / (used in) investing activities:
Notes receivable, net of allowance	-	210,038	15,038
Property acquisition costs	(297)	-	(297)
Net cash provided by / (used in) investing activities	(297)	210,038	14,741

Cash flows provided by financing activities:
Shares issued	-	-	260,250
Net cash provided by financing activities	-	-	260,250

Effect of exchange rate changes on cash	(63)	-	(63)

Net (decrease) increase in cash	(112,854)	95,160	4,266

Cash, beginning	117,120	21,960	-

Cash, ending	$4,266	$117,120	$4,266

Supplemental disclosure of cash flow information:
Cash paid during the period
Taxes	$-	$-	$-
Interest	$-	$-	$-

Non-cash transactions
Shares issued for mineral properties	$-	$15,000	$15,000
Shares issued for settlement of debt	$-	$170,500	$170,500

The accompanying notes are an integral part of these audited financial statements

CORECOMM SOLUTIONS INC.

(Formerly Venza Gold Corp.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2013

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Nature of Operations

CoreComm Solutions Inc. (formerly Venza Gold Corp.) (the “Company”) was incorporated on August 4, 2010 under the laws of the State of Nevada as SOS Link Corporation.  On April 15, 2011, the Company continued from the State of Nevada to British Columbia, Canada and changed its name to Venza Gold Corp.  On December 2, 2013, the Company entered into a license agreement (the “License Agreement”) allowing the Company to commercialize a web-based technology used for performing complex search queries on the internet in the education market for English and Spanish users (the “Technology”) (Note 7). As a result of the agreement, the Company changed its principal business focus from the acquisition and exploration of mineral resources to technology and changed its name to CoreComm Solutions Inc. on January 8, 2014.

The Company’s financial statements are prepared on a going concern basis in accordance with US generally accepted accounting principles (“GAAP”) which contemplate the realization of assets and discharge of liabilities and commitments in the normal course of business.  The Company is in the development stage.  It has not generated operating revenues to date, and has accumulated losses of $501,287 since inception.  The Company has funded its operations through the issuance of capital stock and debt.  Management plans to raise additional funds through equity and/or debt financings.  There is no certainty that further funding will be available as needed.  These factors raise substantial doubt about the ability of the Company to continue operating as a going concern.  The Company’s ability to continue its operations as a going concern, realize the carrying value of its assets, and discharge its liabilities in the normal course of business is dependent upon its ability to raise new capital sufficient to fund its commitments and ongoing losses, and ultimately on generating profitable operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements and related notes are presented in accordance with US GAAP, and are presented in United States dollars. The Company has not produced revenues from its principal business and is a development stage company as defined by “Accounting and Reporting by Development Stage Enterprises.”

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

These levels are:

Level 1 - inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.

Level 2 - inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

The Company’s financial instruments consist of cash, accounts payable and amounts due from related parties. The carrying value of these financial instruments approximates their fair value based on their liquidity, their short-term nature or application of appropriate risk based discount rates to determine fair value. These financial assets and liabilities are valued using Level 3 inputs, except for cash which is at Level 1. The Company is not exposed to significant interest, exchange or credit risk arising from these financial instruments.

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

NOTE 3 - RELATED-PARTY TRANSACTIONS

The Company incurred the following transactions with related parties that are not disclosed elsewhere in the financial statements:

	Year ended October 31,
	2013	2012
Management fees incurred to a former director	$17,653	$28,500
Consulting and management fees incurred to a former officer	$8,826	$31,470
Mineral exploration and management fees incurred to a director	$21,575	$10,000

At October 31, 2013, the Company had $7,816 payable to related parties (2012 - Nil).

NOTE 4 - UNPROVED MINERAL PROPERTIES

On April 11, 2012, the Company acquired two mineral claims located in British Columbia from its director through the issuance of 200,000 shares of its common stock at a fair value of $15,000. During the year ended October 31, 2013, after reviewing results of geochemical survey, management decided to abandon one of the claims and wrote off $3,600 in acquisition costs associated with this claim.

On August 15, 2013, the Company staked two additional claims to cover southern extension of the remaining claim for a total of $297.

To keep the claims in good standing, the Company is required to incur exploration expenses of approximately $678 per year for the next two years and $5,540 per year thereafter. As of the date of these financial statements, the Company has incurred enough exploration expenditures to keep its main claim in good standing until 2018, and will be required to incur exploration expenses or make payments in lieu of work on the two claims staked in 2013.

NOTE 5 - COMMON STOCK

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

On April 13, 2012, the Company issued 250,000 common shares to its former Chief Financial Officer and 100,000 common shares to a consultant for management fees. The fair value of the shares issued was $26,250.

On April 14, 2012, the Company issued 550,000 shares for gross proceeds of $41,250.

The Company did not issue any shares during the year ended October 31, 2013.

During the year ended October 31, 2013, the Company received $1,000 in donated administrative services which has been recorded as additional paid in capital.

NOTE 6 - INCOME TAXES

A reconciliation of income taxes at statutory rates is as follows:

	Year ended October 31,
	2013	2012
Loss before income taxes	$(153,164)	$(196,321)
Statutory tax rate	25%	26%
Expected recovery of income taxes	(38,291)	(51,043)
Non deductible items	-	(4,727)
Effect of changes in tax rates	-	2,145
Change in valuation allowance	38,291	53,625
	$-	$-

The Company’s tax-effected deferred income tax assets and liabilities are estimated as follows:

	Year ended October 31,
	2013	2012
Non-capital losses carried forward	$131,217	$93,826
Mineral properties	900	-
Less: Valuation allowance	(132,117)	(93,826)
Net deferred income tax assets	$-	$-

The Company has non-capital losses of $524,867, which may be carried forward to reduce taxable income in future years. The non-capital losses expire as follows:

2031	$ 149,564
2032	160,802
2033	214,501
$ 524,867

NOTE 7 - SUBSEQUENT EVENT

License Agreement

On December 2, 2013, the Company entered into the License Agreement with an arms-length party (the “Vendor”) for the Technology.

In consideration of the License Agreement, the Company is required to make cash payments totaling $500,000 and issue a total of 2,857,142 common shares of the Company according to the following schedule:

•

$100,000 no later than April 1, 2014;

•

$200,000 no later than August 1, 2014; and

•

$200,000 no later than January 1, 2015.

•

2,857,142 common shares no later than the day following the closing of the proposed private placement described below.

In addition, if, while using the Technology, the number of daily queries the Company receives exceeds 125,000, the Company will be required to pay a gross revenue share to the Vendor of 45% for each additional query.

The initial term of the License Agreement is 50 years. The Company has the right to terminate the License Agreement at any time if the Company is unsuccessful in raising minimum financing of $500,000.

Private Placement Financing

On December 2, 2013, the Company announced a private offering of up to 5,000,000 common shares of the Company at a price of $0.10 per share.

On January 8, 2013, the Company closed the first tranche and issued 300,000 shares for gross proceeds of $30,000. The Company paid finders a cash commission totalling $3,000 associated with the first tranche.

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

Our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of October 31, 2013.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer determined that, as of October 31, 2013, our internal control over financial reporting is effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the fourth quarter of the last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B:  OTHER INFORMATION

Not applicable.

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Table 5 contains certain information regarding our directors, executive officers and key personnel.

Table 5: Directors and officers

Name	Age	Position
Patrick Fitzsimmons	60	Chief Executive Officer, President and Director
James Hyland	49	Chief Financial Officer
Gerald Diakow	64	Director

Set forth below is a brief description of the background and business experience of our executive officers and directors:

Patrick Fitzsimmons has served as our Chief Executive Officer, President and a member of our Board of Directors since December 2, 2013. Mr. Fitzsimmons has a wide-ranging management and sales experience gained from a lengthy career in the high-technology marketplace. During his career, Mr. Fitzsimmons has represented firms such as NCR, Timeplex, Rogers Cable, Newbridge Networks and AT&T Canada, offering a wide range of technology solutions, specifically in the telecom and software sectors. In his sales and marketing capacity, Mr. Fitzsimmons has been responsible for identifying and tailoring leading-edge applications, products and services for specific vertical markets, establishing pricing models based on customer demand, demographics and usage patterns, as well as designing marketing and compensation programs for third-party agents and independent sales representatives.

James Hyland has served as our Chief Financial Officer since December 2, 2013. Mr. Hyland is a founding partner in Tribeca and provides corporate development services on behalf of several publicly listed companies in Canada. Mr. Hyland has over 20 years of experience as a financial and marketing consultant, a corporate founder and manager of a number of early stage public and private Canadian businesses. His industry expertise includes hospitality, publishing, financial services, technology, mining, alternative energy and healthcare. Mr. Hyland has also worked in advertising with a major mining and resource publication based in Vancouver BC. Mr. Hyland earned a Bachelor of Commerce in Entrepreneurial Management from Royal Roads University of Victoria, BC. Canada.

Gerald Diakow has served as a member of our Board of Directors and as Vice-President Exploration since April 15, 2012; during the year ended October 31, 2013, Mr. Diakow also served as our Principal Accounting and Executive Officer. Since May 2008, Mr. Diakow has served as Chief Executive Officer, President and director of Velocity Minerals Ltd., a company listed on the TSX Venture Exchange engaged in the exploration of mineral projects in western Canada. From March 2008, until December 2006, Mr. Diakow worked as a field geologist for Liberty Star Uranium and Metals Corp. an Arizona based mineral exploration company listed on the OTC Bulletin Board and the Frankfurt Stock Exchange in Germany. Mr. Diakow is a mineral explorer and prospector with over thirty years’ experience in the mining industry having begun his career in the early seventies. He has worked for several major mining corporations (Union Carbide, Canadian Superior) and has been involved is all aspects of mineral exploration and development, both in Canada and internationally. His skills include managing operations and logistics, strategic planning and regulatory issues (mining, worker safety and environmental). He has been involved with mineral properties containing diamonds, platinum group metals, gold, silver, copper, nickel, molybdenum, gypsum, limestone, gabbro, perlite, placer gold and gravel deposits. Mr. Diakow is also a member of the B.C. and Yukon Chamber of Mines and the Society of Economic Geologists.

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

Our audit committee consists of Patrick Fitzsimmons, our President and a director, and Gerald Diakow, a director.  None of the members of our board of directors qualify as an “audit committee financial expert”, as defined by Item 407 of Regulation S-K promulgated under the Securities Act and the Exchange Act. Our Chief Financial Officer has the attributes of an audit committee financial expert.  We believe that Mr. Hyland’s experience in preparing, analyzing and evaluating financial statements, as well as his knowledge of public company reporting, will provide us with the guidance we need until we are able to expand our board to include independent directors who have the knowledge and experience to serve on an audit committee.

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

ITEM 11: EXECUTIVE COMPENSATION

Table 6 summarizes all compensation for the 2013 and 2012 fiscal years received by our Chief Executive Officer, our two most highly compensated executive officers who earned more than $100,000 and up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of the last completed fiscal year (collectively, the “Named Executive Officers”).

Table 6: Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Gerald Diakow [1]	2013	$0	$0	$0	$0	$0	$0	$21,575	$21,575
Vice President Exploration & Director	2012	$0	$0	$0	$0	$0	$0	$10,000	$10,000

Ralph Biggar [2]	2013	$0	$0	$0	$0	$0	$0	$17,653	$17,653
Former President & Director	2012	$0	$0	$0	$0	$0	$0	$28,500	$28,500

Denis Zyrianov [3]	2013	$0	$0	$0	$0	$0	$0	$8,826	$8,826
Former CFO	2012	$0	$0	$18,750	$0	$0	$0	$12,720	$31,470

Notes:

1.

Mr. Diakow was appointed as Vice President Exploration and director on April 15, 2012; on July 26, 2013, we appointed Mr. Diakow as our Chief Financial Officer and President. On December 2, 2013, Mr. Diakow resigned as CEO and President of the Company but continues to serve as our director. We paid $14,220 for mineral property exploration work to the company wholly owned by Mr. Diakow, and $7,355 in management fees paid directly to Mr. Diakow.

2.

Mr. Biggar was appointed as a member of our Board of Directors on August 20, 2010, and as President on September 1, 2011.  Mr. Biggar resigned from all posts he held on July 26, 2013. We agreed to pay Mr. Biggar a consulting fee of $5,000 Cdn per month in consideration of Mr. Biggar providing us with his services as a director, President and CFO.  On February 1, 2013, we entered into management consulting agreement with Mr. Biggar and revised the consulting fee paid to Mr. Biggar to $2,500 Cdn per month. Based on the contract, Mr. Biggar’s services included but were not limited to: (i) acquisition of our mineral projects and (ii) general business direction and operation of our company.

3.

Mr. Zyrianov served as our Chief Financial Officer since October 1, 2011 and until February 12, 2013.  Since October 1, 2011, we have paid Mr. Zyrianov $1,000 Cdn per month (plus applicable taxes) in accordance with his consulting agreement dated October 1, 2011.  Upon his resignation Mr. Zyrianov continued providing us with consulting services for which we agreed to reimburse Mr. Zyrianov at $3,000 Cdn per financial quarter. Mr. Zyrianov’s services included the review and preparation of our financial statements as well as general corporate service matters.

Other than the consulting agreements with Denis Zyrianov and Ralph Biggar, we have not entered into any employment and/or consulting agreements with any executive officer or director.

Outstanding Equity Awards at Fiscal Year End

As at October 31, 2013, we did not have any outstanding equity awards.

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Table 7 presents, as of January 15, 2014, information regarding the beneficial ownership of our common stock with respect to each of our executive officers, each of our directors, each person known by us to own beneficially more than 5% of the common stock, and all of our directors and executive officers as a group.  Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power over securities.  Each individual or entity named has sole investment and voting power with respect to the shares of common stock indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted.

Table 7: Security ownership

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Shares(1)
Directors and Officers
Common Shares	PATRICK FITZSIMMONS	Nil	Nil
	Chief Executive Officer, President and Director	Direct

Common Shares	JAMES HYLAND	Nil	Nil
	Chief Financial Officer	Direct

Common Shares	GERALD DIAKOW	200,000	2.77%
	Director	Direct

	All Officers and Directors as a Group	200,00	2.77%
(3 persons)

5% Shareholders
Common Shares	RALPH BIGGAR	1,533,333	21.25%
	Suite 810, 789 West Pender Street	Direct
Vancouver, BC, Canada V6C 1H2

Note:

(1)  Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of our shares actually outstanding on January 15, 2014.  As of January 15, 2014, there were 7,216,661 common shares issued and outstanding.

Changes in Control

We are not aware of any arrangement, which may result in a change in control in the future.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director independence

Our common shares are quoted on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements.  For the purpose of determining director independence, we have adopted the independence requirements of Canadian National Instrument 52-110 - Audit Committees (“NI 52-110”) as we are an OTC reporting issuer in the province of British Columbia. NI 52-110 recommends that the Board of Directors of a public company be constituted with a majority of individuals who qualify as “independent” directors. An “independent” director is a director who has no direct or indirect material relationship with us. A material relationship is a relationship, which could, in the view of the Board of Directors, reasonably interfere with the exercise of a director’s independent judgment. Gerald Diakow is considered an independent director. As aside from shares held by him, he has no ongoing interest or relationship with us other than serving as a director. Patrick Fitzsimmons is not an independent director because of his position as CEO and President.

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

Transactions with Related Parties

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

Ralph Biggar

Since inception, we have entered into the following related party transactions with Ralph Biggar, our former President and director:

(a)

On August 26, 2010, we issued 800,000 common shares to Ralph Biggar, at a price of $0.005 per share for proceeds of $4,000.

(b)

On April 13, 2012, we issued to Mr. Biggar 1,333,333 common shares at a deemed price of $0.075 in order to settle corporate indebtedness of $100,000.

(c)

On February 1, 2013, we entered into a consulting agreement with Mr. Biggar, whereby we agreed to pay him $2,500 Cdn per month.

Gerald Diakow

Since inception, we have entered into the following related party transactions with Gerald Diakow, our former Vice President Exploration, CEO and a current director:

(a)

On April 11, 2012, we entered into a property purchase agreement with Gerald Diakow, a director of the Company, whereby we acquired the OS Gold Claim and Quad Gold Claim from Mr. Diakow.  In consideration of the properties, we issued to Mr. Diakow 200,000 common shares at a deemed price of $0.075 per share.  Subsequent to the transaction, on April 15, 2012, Mr. Diakow was appointed as a member of our Board of Directors and Vice-President Exploration.

(b)

During the year ended October 31, 2013, we paid $14,220 (2012 - $10,000) to a company owned by Mr. Diakow, for exploration work conducted on the OS Gold Claim.

(c)

During the year ended October 31, 2013, we paid $7,355 (2012 - Nil) to Mr. Diakow, in management fees.

Denis Zyrianov

Since inception, we have entered into the following related party transactions with Denis Zyrianov, our former Chief Financial Officer:

(a)

On October 1, 2011, we entered into a consulting agreement with Denis Zyrianov whereby we agreed to pay him $1,000 Cdn per month.

(b)

On April 13, 2012, we issued 250,000 common shares at a deemed price of $0.075 per share to Denis Zyrianov as stock based compensation.

(c)

During the year ended October 31, 2013, in addition to management fees stipulated under our consulting agreement dated October1, 2011, we paid Mr. Zyrianov $5,884 (2012 - Nil) in consulting fees.

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

2013 - $11,386 - Dale Matheson Carr-Hilton Labonte LLP

2012 - $15,000 - Dale Matheson Carr-Hilton Labonte LLP

(2)  Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2013 - $0 - Dale Matheson Carr-Hilton Labonte LLP

2012 - $0 - Dale Matheson Carr-Hilton Labonte LLP

(3)  Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2013 - $2,697 - Dale Matheson Carr-Hilton Labonte LLP

2012 - $2,128 - Dale Matheson Carr-Hilton Labonte LLP

 (4)  All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2) and (3) was:

2013 - $0 - Dale Matheson Carr-Hilton Labonte LLP

2012 - $0 - Dale Matheson Carr-Hilton Labonte LLP

Our board of directors pre-approves all audit and permissible non-audit services provided by the independent auditors.  These services may include audit services, audit-related services, tax services and other services.

ITEM 15: EXHIBITS

The following table sets out the exhibits either filed herewith or incorporated by reference.

Exhibit	Description
3.1	Notice of Articles.(6)
3.2	Articles.(1)
3.3	Certificate of Continuation.(2)
3.3	Certificate of Change of Name.(6)
10.1	Consulting Agreement dated October 1, 2011 between the Company and Denis Zyrianov. (1)
10.2	Property Purchase Agreement dated April 11, 2012 between the Company and Gerald Diakow.(1)
10.3	Consulting Agreement dated February 1, 2013 between the Company and Ralph Biggar. (4)
10.4	License Agreement between the Company and Make Sence, Inc. dated December 2, 2013 (5)
16.1	Code of Ethics. (3)
31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a).(7)
31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a).(7)
32.1	Certification pursuant to Section 1350 of Title 18 of the United States Code.(7)
32.2	Certification pursuant to Section 1350 of Title 18 of the United States Code.(7)
99.1	Audit Committee Charter(3)
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

(3)  Filed with the SEC as an exhibit to our Annual Report on Form 10-K filed on January 28, 2013.

(4)  Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed on March 8, 2013.

(5)  File with the SEC as an exhibit to our Current Report on Form 8-K filed on December 4, 2013.

(6)  File with the SEC as an exhibit to our Current Report on Form 8-K filed on January 9, 2014.

(7)  Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   January 28, 2014

CORECOMM SOLUTIONS INC.

By:	/s/ Patrick Fitzsimmons
Patrick Fitzsimmons, Chief Executive Officer

By:	/s/ James Hyland
James Hyland, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

Signature	Title	Date

/s/ Patrick Fitzsimmons	President, Chief Executive Officer, (Principal Executive Officer), Member of the Board of Directors	January 28, 2014

/s/ James Hyland	Chief Financial Officer, (Principal Financial Officer and Principal Accounting Officer)	January 28, 2014

/s/ Gerald Diakow	Member of the Board of Directors	January 28, 2014

26