Form 10-Q
period 2014-01-31
CORECOMM SOLUTIONS INC.
filed 2014-03-17
CIK 1551887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2014

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

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [   ] Yes    [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of March 17, 2014 the number of shares of the registrant’s common stock outstanding was 7,216,661.

TABLE OF CONTENTS

PART I-FINANCIAL INFORMATION

1

ITEM 1.  FINANCIAL STATEMENTS.

1

BALANCE SHEETS

1

STATEMENTS OF OPERATIONS

2

STATEMENT OF STOCKHOLDERS' DEFICIT

3

STATEMENTS OF CASH FLOWS

4

NOTES TO THE INTERIM FINANCIAL STATEMENTS

5

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

7

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

12

ITEM 4.  CONTROLS AND PROCEDURES.

13

PART II-OTHER INFORMATION

14

ITEM 1.  LEGAL PROCEEDINGS.

14

ITEM 1A.  RISK FACTORS.

14

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

18

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

19

ITEM 4.  MINE SAFETY DISCLOSURES

19

ITEM 5.  OTHER INFORMATION.

19

ITEM 6.  EXHIBITS.

19

i

PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements.

CORECOMM SOLUTIONS INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

EXPRESSED IN US DOLLARS

	January 31, 2014	October 31, 2013
	(unaudited)
ASSETS

Current assets
Cash	$1,258	$4,266
GST recoverable	2,443	1,960
Prepaids	1,000	-
	4,701	6,226

Unproved mineral property	11,697	11,697
	$16,398	$17,923

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$80,112	$56,623
Accrued liabilities	13,851	9,014
Due to related parties	10,883	7,816
	104,846	73,453

Stockholders' deficit
Common stock, no par value, unlimited authorized
7,216,661 and 6,916,666 issued and outstanding at
January 31, 2014 and October 31, 2013	499,000	472,000
Additional paid in capital	(26,180)	(26,180)
Comprehensive loss	5,500	(63)
Deficit	(566,768)	(501,287)
	(88,448)	(55,530)
	$16,398	$17,923

The accompanying notes are an integral part of these interim financial statements

CORECOMM SOLUTIONS INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(UNAUDITED)

			From August 4, 2010
	Three months ended		(Inception) to
	January 31, 2014	January 31, 2013	January 31, 2014

Operating expenses:
Administration	$18,692	$2,500	$46,043
Accounting	1,869	1,110	47,256
Bank charges	127	76	1,642
Consulting	3,738	2,500	96,662
Corporate communications	1,548	-	2,590
Management fees	10,281	6,000	199,801
Mineral exploration	-	1,000	24,220
Office	2,658	5,432	30,181
Professional fees	16,911	1,066	105,300
Regulatory and filing	7,266	3,112	46,374
Research and development	1,122	-	1,122
Travel and entertainment	935	-	4,964
Foreign exchange	334	-	1,191
Loss before other items	(65,481)	(22,796)	(607,346)

Other items:
Exploration tax credit	-	-	1,960
Interest income	-	-	42,218
Write-down of unproved mineral properties	-	-	(3,600)

Net loss	$(65,481)	$(22,796)	$(566,768)

Loss per share - basic and diluted	$0.01	$0.00

Weighted average number of shares outstanding:	7,083,694	6,919,661

The accompanying notes are an integral part of these interim financial statements

CORECOMM SOLUTIONS INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' DEFICIT

(UNAUDITED)

				Additional
			Stock	Paid-in	Comprehensive	Accumulated
	Shares	Amount	Subscribed	Capital	Loss	Deficit	Total

Balance at October 31, 2012	6,916,661	$472,000	$-	$(27,180)	$-	$(348,123)	$96,697

Net loss	-	-	-	-	-	(22,796)	(22,796)
Balance at January 31, 2013	6,916,661	472,000	-	(27,180)	-	(370,919)	73,901

Donated services	-	-	-	1,000	-	-	1,000
Effect of exchange rate changes on cash	-	-	-	-	(63)	-	(63)
Net loss	-	-	-	-	-	(130,368)	(130,368)
Balance at October 31, 2013	6,916,661	472,000	-	(26,180)	(63)	(501,287)	(55,530)

Common stock issued	300,000	27,000	-	-	-	-	27,000
Effect of exchange rate changes on cash	-	-	-	-	5,563		5,563
Net loss	-	-	-	-	-	(65,481)	(65,481)
Balance at January 31, 2014	7,216,661	$499,000	$-	$(26,180)	$5,500	$(566,768)	$(88,448)

The accompanying notes are an integral part of these interim financial statements

CORECOMM SOLUTIONS INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended		From August 4, 2010 (inception) to January 31, 2014
	January 31, 2014	January 31, 2013
Cash flow used in in operating activities:
Net loss	$(65,481)	$(22,796)	$(566,768)

Consulting fees	-	-	26,250
Donated services	-	-	1,000
Property write-off	-	-	3,600

Changes in operating assets and liabilities:
GST recoverable	(483)	(3,982)	(2,443)
Prepaids	(1,000)	-	(1,000)
Accounts payable and accrued liabilities	28,326	(13,782)	132,612
Due to related parties	3,067	-	142,734
Net cash used in operating activities	(35,571)	(40,560)	(264,015)

Cash flows used in investing activities:
Notes receivable, net of allowance	-	-	(27,180)
Property acquisition	-	-	(297)
Net cash used in investing activities	-	-	(27,477)

Cash flows from financing activities:
Shares issued	27,000	-	287,250
Net cash provided by financing activities	27,000	-	287,250

Effect of exchange rate changes on cash	5,563	-	5,500

Net (decrease) increase in cash	(3,008)	(40,560)	1,258

Cash, beginning	4,266	117,120	-

Cash, ending	$1,258	$76,560	$1,258
Effect of exchange rate changes on cash

Supplemental disclosure of cash flow information:
Cash paid during the period
Taxes	$-	$-	$-
Interest	$-	$-	$-

Non-cash transactions
Shares issued for mineral properties	$-	$-	$15,000
Shares issued for settlement of debt	$-	$-	$170,500

The accompanying notes are an integral part of these interim financial statements

CORECOMM SOLUTIONS INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

JANUARY 31, 2014

 (UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Nature of Operations

CoreComm Solutions Inc. (the “Company”) entered into a license agreement (the “License Agreement”) on December 2, 2013 allowing the Company to commercialize a web-based technology used for performing complex search queries on the internet in the education market for English and Spanish users (the “Technology”) (Note 3). As a result of the agreement, the Company changed its principal business focus from the acquisition and exploration of mineral resources to technology and changed its name to CoreComm Solutions Inc. on January 6, 2014.

The unaudited interim financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended October 31, 2013, included in the Company’s annual report on Form 10-K, filed with the SEC. The interim unaudited financial statements should be read in conjunction with those financial statements for the year ended October 31, 2013 included in the Company’s annual report on Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months period ended January 31, 2014, are not necessarily indicative of the results that may be expected for the year ending October 31, 2014.

Recent Accounting Pronouncements

The Company has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it. It does not expect the adoption of these pronouncements to have a material impact on its financial position, results of operations or cash flows.

NOTE 2 - RELATED PARTY TRANSACTIONS

The Company incurred the following transactions with related parties that are not disclosed elsewhere in the financial statements:

	Three Months Ended January 31,
	2014	2013
Management fees incurred to a former director	$-	$3,000
Consulting and management fees incurred to a former officer	-	3,360
Management fees incurred to a director	2,337	-
Management fees incurred to a Chief Executive Officer of the Company	5,608	-
Management fees incurred to a Chief Financial Officer of the Company	2,337	-
Total transactions with related parties	$10,282	$6,360

At January 31, 2014, the Company owed $10,883(2013 - $7,816) to related parties. The amount bears no interest, is due on demand and is unsecured.

NOTE 3 - LICENSE AGREEMENT

On December 2, 2013, the Company entered into the License Agreement with an arms-length party (the “Vendor”) for the Technology (Note 1).

In consideration of the License Agreement, the Company is required to make cash payments totaling $500,000 and issue a total of 2,857,142 common shares of the Company according to the following schedule:

•

$100,000 by April 1, 2014;

•

$200,000 by August 1, 2014; and

•

$200,000 by January 1, 2015.

•

2,857,142 common shares no later than the day following the closing of the proposed private placement for 5,000,000 common shares of the Company at $0.10 per share (Note 5).

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

NOTE 4 - UNPROVED MINERAL PROPERTIES

At January 31, 2014, the Company held interest in three mineral exploration claims located in vicinity of Osoyoos, British Columbia.

To keep the claims in good standing, the Company is required to incur exploration expenses of approximately $678 per year for the next two years and $5,540 per year thereafter.

NOTE 5 - COMMON STOCK

On December 2, 2013, the Company announced a private offering of up to 5,000,000 common shares of the Company at a price of $0.10 per share.

On January 8, 2014, the Company closed the first tranche and issued 300,000 shares for gross proceeds of $30,000. The Company paid finders a cash commission totalling $3,000 associated with the first tranche.

Subsequent to January 31, 2014, the Company received a subscription for 60,000 shares for gross proceeds of $6,000.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q filed by CoreComm Solutions Inc. contains forward-looking statements. These are statements regarding financial and operating performance and results and other statements that are not historical facts. The words “expect,” “project,” “estimate,” “believe,” “anticipate,” “intend,” “plan,” “forecast,” and similar expressions are intended to identify forward-looking statements. Certain important risks could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of these risks include, among other things:

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

General

You should read this discussion and analysis in conjunction with our interim unaudited financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and related notes for the fiscal year ended October 31, 2013 included in our Annual Report on Form 10-K. The inclusion of supplementary analytical and related information may require us to make estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position taken as a whole. Actual results may vary from the estimates and assumptions we make.

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

MSI License Agreement

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

(c) $200,000 on or before January 1, 2015

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

Financing

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

In addition, on February 10, 2014, we have received a subscription to 60,000 shares for a gross proceeds of $6,000. As of the date of this report these shares have not been issued.

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

New Directors and Officers

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

Change of Name and Ticker Symbol

On January 6, 2014, we changed our name to CoreComm Solutions Inc. (the “Name Change”).  To effect the Name Change, we filed a Notice of Alteration with the British Columbia Registrar of Companies.  Other than the Name Change, no other changes were made to our Notice of Articles.

On January 8, 2014, our common shares commenced trading on the OTC Markets under the new ticker symbol “COCMF”.

Annual General Meeting

On March 12, 2014, we held our Annual General Meeting. At the meeting, our shareholders approved the appointment of Patrick Fitzsimmons, James Hyland, Gerald Diakow and Grant Farkes as directors. In addition, our shareholders ratified and approved  the appointment of Dale Matheson Carr-Hilton LaBonte LLP as our auditors for ensuing year.  Our shareholders also voted, on an advisory basis, to approve the compensation of the named executive officers. In addition, our shareholders voted, on an advisory basis, to hold an advisory vote on named executive compensation every three years.

Summary of financial condition

The following table summarizes and compares our financial condition at January 31, 2014 and October 31, 2013.

	January 31, 2014	October 31, 2013
Working capital	$(100,145)	$(67,227)
Current assets	$4,701	$6,226
Unproved mineral property	$11,697	$11,697
Total liabilities	$104,846	$73,453
Common stock and additional paid in capital	$472,820	$445,820
Deficit	$(566,768)	$(501,287)

Results of Operation

Our operating results for the three months ended January 31, 2014 and 2013 and the changes in the operating results between those periods are summarized in the table below.

	Three months ended January 31,		Percentage Increase	Changes between the periods ended January 31,
	2014	2013	(Decrease)	2014 and 2013
Operating expenses:
Administration	$18,692	$2,500	648%	$16,192
Accounting	1,869	1,110	68%	759
Bank charges	127	76	67%	51
Consulting	3,738	2,500	49%	1,238
Corporate communications	1,548	-	100%	1,548
Management fees	10,281	6,000	71%	4,281
Mineral exploration	-	1,000	(100%)	(1,000)
Office	2,658	5,432	(51%)	(2,774)
Professional fees	16,911	1,066	1486%	15,845
Regulatory and filing	7,266	3,112	133%	4,154
Research and development	1,122	-	n/a	1,122
Travel and entertainment	935	-	n/a	935
Foreign exchange	334	-	n/a	334
Net loss	$(65,481)	$(22,796)	187%	$42,685

Revenues

During the three months ended January 31, 2014 and 2013 we did not generate any revenue and we do not anticipate generating revenue from business operations until such time as we secure contracts for our web portals. There can be no assurance that we will be successful in securing such contracts. We are presently a development stage company engaged in the development and marketing of our web portals based on correlation technology. We can provide no assurances that we will be able to generate enough funds from our operations to support our ongoing operations.

Operating expenses

Our operating expenses increased by $42,685, or 187%, from $22,796 for the three months ended January 31, 2013 to $65,481 for the three months ended January 31, 2014. The increases in our operating expenses were associated with the due diligence and subsequent acquisition of the license to commercialize the Correlation Technology platform in the worldwide K-12 education market. The acquisition of the license resulted in the changes to the operations which led to the increases in our administrative, consulting, management, professional and regulatory fees. These increases were partially offset by decreased exploration and office expenses which resulted from suspension of our exploration activities.

Liquidity and Capital Resources

GOING CONCERN

The unaudited interim financial statements included in this quarterly report have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. We have not generated any revenues from operations since inception, have never paid any dividends and are unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. Our continuation as a going concern depends upon the continued financial support of our shareholders, our ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. Our ability to achieve and maintain profitability and positive cash flow depends upon our ability to secure contracts for our Correlation Technology, generate revenue from advertising, and control our operating costs. Based upon our current plans, we expect to incur operating losses in future periods. At January 31, 2014, we had a working capital deficit of $100,145 and accumulated losses of $566,768 since inception. These factors raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we will be able to generate significant revenues in the future. These unaudited interim financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

Working Capital

	At January 31, 2014	At October 31, 2013
Current assets	$4,701	$6,226
Current liabilities	104,846	73,453
Working capital (deficit)	$(100,145)	$(67,227)

During the three months ended January 31, 2014, our working capital decreased by $32,918, from a working capital deficit of $67,227 at October 31, 2013 to a working capital deficit of $100,145 at January 31, 2014. The decrease in working capital deficit was primarily related to (i) a decrease in cash to fund ongoing operations; and (ii) increases in accounts payable and accrued liabilities and amounts due to related parties associated with the elevated expenditures necessitated by the change in our business direction.

Cash Flows

	Three months ended January 31,
	2014	2013
Net cash used in operating activities	$(35,571)	$(40,560)
Net cash provided by investing activities	-	-
Net cash from financing activities	27,000	-
Effect of exchange rate changes on cash	5,563	-
Net decrease in cash during period	$(3,008)	$(40,560)

Net cash used in operating activities. During the three months ended January 31, 2014, we used $35,571 to support our operating activities. This cash was used to cover our operating loss of $65,481, increase GST recoverable by $483 and prepaids by $1,000. These uses of cash were offset by increases in accounts payable and accrued liabilities of $28,326 and by increases in amounts due to related parties of $3,067.

During the three months ended January 31, 2013, we used $40,560 to support our operating activities. This cash was used to cover our operating loss of $22,796, increase GST recoverable by $3,982 and decrease our accounts payable by $13,782.

Net cash used in investing activities. During the three months ended January 31, 2014 and 2013 we did not use any cash in investing activities.

Net cash provided by financing activities. On January 8, 2014, we issued 300,000 shares of our common stock at a price of $0.10 per share for gross proceeds of $30,000 to two subscribers pursuant to Regulation S of the Securities Act of 1933, as amended (the “Act”). The subscribers represented that they were not  “U.S. Persons” as that term is defined in Regulation S of the Act. We paid a finder, who was not a US Person, a finder’s fee totaling $3,000 in connection with this issuance.

We did not have any financing activities during the three months ended January 31, 2013.

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

As of January 31, 2014, we had cash on hand of $1,258, which raises substantial doubt about our continuation as a going concern. We plan to mitigate our losses in future years by controlling our operating expenses and actively seeking advertising contracts for our new web portals. In addition, we are also seeking financing of up to $500,000 through the private placement offering which we announced on December 2, 2013. Despite our current contracts and proposed private placement offering, we cannot provide assurance that we will be successful in generating additional capital to support our development. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Contingencies and Commitments

We had no contingencies at January 31, 2014.

In association with the license agreement dated December 2, 2013 with Make Sence Inc. we have the following commitments:

License Fees
April 1, 2014	$100,000
August 1, 2014	$200,000
January 1, 2015	$200,000
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

Our significant accounting policies are disclosed in the notes to the audited financial statements for the year ended October 31, 2013. The following accounting policies have been determined by our management to be the most important to the portrayal of our financial condition and results of operation:

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

Fair Value of Financial Instruments

Our financial instruments include cash, accounts receivable, accounts payable and amounts due to related parties. We believe the fair value of these financial instruments approximate their carrying values due to their short maturities.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and trade accounts receivable.

At January 31, 2014, we had approximately $1,258 in cash on deposit with a large chartered Canadian bank, of which $33 was insured.  As part of our cash management process, we perform periodic evaluations of the relative credit standing of this financial institution.  We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash.

Recent Accounting Standards and Pronouncements

Recent accounting pronouncements issued by the Financial Accounting Standards Board or other authoritative standards groups with future effective dates are either not applicable or are not expected to be significant to our financial statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  The evaluation was undertaken in consultation with our accounting personnel.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the quarter ended January 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

IN ADDITION TO THE FACTORS DISCUSSED ELSEWHERE IN THIS QUARTERLY REPORT, THE FOLLOWING RISKS AND UNCERTAINTIES COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.  ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US OR THAT WE CURRENTLY DEEM IMMATERIAL ALSO MAY IMPAIR OUR BUSINESS OPERATIONS AND FINANCIAL CONDITION.

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

Although our board of directors has approved offerings of up to $400,000 under Regulation S and $100,000 under Regulation D, there is no assurance that we will complete the sale of all securities offered under these concurrent offerings.  Obtaining financing would be subject to a number of factors, including the market recognition of the necessity of the type of web search services we provide, and our ability to secure long-term contracts.  These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.   We have not attained profitable operations and are continuously dependent upon obtaining financing to pursue our plan of operation.

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

Being a development stage company in an online marketing and advertising industry, we may invest significant resources in new business strategies, new products, services, and technologies. Such endeavors may involve significant risks and uncertainties, including, but not limited to, distraction of management from current operations, insufficient revenues to offset liabilities assumed and expenses associated with these new investments, inadequate return of capital on our investments, and unidentified issues not discovered in our due diligence of such strategies and offerings. Because these new ventures are inherently risky, no assurance can be given that such strategies and offerings will be successful and will not materially adversely affect our reputation, financial condition and operating results.

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

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

The following table sets out the exhibits either filed herewith or incorporated by reference.

Exhibit	Description
3.1	Notice of Articles.(1)
3.2	Articles.(1)
3.3	Certificate of Continuation.(2)
10.1	Consulting Agreement dated October 1, 2011 between the Company and Denis Zyrianov. (1)
10.2	Property Purchase Agreement dated April 11, 2012 between the Company and Gerald Diakow.(1)
10.3	Consulting Agreement dated February 1, 2013 between the Company and Ralph Biggar. (4)
10.4	License Agreement between the Company and Make Sence, Inc. dated December 2, 2013. (5)
16.1	Code of Ethics. (3)
31	Certification pursuant to Rule 13a-14(a) and 15d-14(a).(6)
32	Certification pursuant to Section 1350 of Title 18 of the United States Code.(6)
99.1	Audit Committee Charter(3)
101

The following financial statements from the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2014, formatted in XBRL: (i) Balance Sheets; (ii) Statements of Operations; (iii) Statement of Stockholders’ Deficit (iv) Statements of Cash Flows; (v) Notes to the Interim Financial Statements.

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

(5)  Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 4, 2013.

(6)  Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   March 17, 2014

CORECOMM SOLUTIONS INC.

By:	/s/ Patrick Fitzsimmons
Patrick Fitzsimmons, Chief Executive Officer

By:	/s/ James Hyland
James Hyland, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

Signature	Title	Date

/s/ Patrick Fitzsimmons	President, Chief Executive Officer, (Principal Executive Officer), Member of the Board of Directors	March 17, 2014

/s/ James Hyland	Chief Financial Officer, (Principal Financial Officer and Principal Accounting Officer)	March 17, 2014

/s/ Gerald Diakow	Member of the Board of Directors	March 17, 2014

20