Form 10-Q
period 2014-04-30
CORECOMM SOLUTIONS INC.
filed 2014-06-13
CIK 1551887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2014

[    ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to_______

Commission File Number 000-54800

CORECOMM SOLUTIONS INC.
(Exact name of registrant as specified in its charter)

British Columbia, Canada (State or other jurisdiction of incorporation or organization)	99-0364150 (I.R.S. Employer Identification No.)
810-789 West Pender Street, Vancouver, BC V6C 1H2 (Address of principal executive offices) (Zip Code)
(604) 722-0041 (Registrant’s telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of June 11, 2014 the number of shares of the registrant’s common stock outstanding was 7,216,661.

2

PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements.

CORECOMM SOLUTIONS INC.

(Formerly Venza Gold Corp.)

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS

	April 30, 2014	October 31, 2013
	(unaudited)
ASSETS

Current assets
Cash	$3,905	$4,266
GST recoverable	1,735	1,960
	5,640	6,226

Unproved mineral property	11,697	11,697
Total assets	$17,337	$17,923

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$101,462	$56,623
Accrued liabilities	11,135	9,014
Advances payable	2,353	-
Due to related parties	11,874	7,816
Total liabilities	126,824	73,453

Stockholders' deficit
Common stock, no par value, unlimited authorized
7,216,661 and 6,916,666 issued and outstanding at
April 30, 2014 and October 31, 2013	499,000	472,000
Common stock subscribed	9,000	-
Additional paid in capital	(26,180)	(26,180)
Accumulated other comprehensive income (loss)	3,219	(63)
Deficit	(594,526)	(501,287)
Total stockholder's deficit	(109,487)	(55,530)
Total liabilities and stockholders' deficit	$17,337	$17,923

The accompanying notes are an integral part of these interim financial statements

CORECOMM SOLUTIONS INC.

(Formerly Venza Gold Corp.)

(A EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS

(UNAUDITED)

					From August 4, 2010
	Three months ended		Six months ended		(Inception) to
	April 30, 2014	April 30, 2013	April 30, 2014	April 30, 2013	April 30, 2014

Operating expenses
Administration	$20,395	$-	$39,087	$2,500	$66,438
Accounting	4,238	2,000	6,107	3,110	51,494
Bank charges	296	89	423	165	1,938
Consulting	-	9,879	3,738	12,379	96,662
Corporate communications	128	-	1,676	-	2,718
Management fees	2,595	7,500	12,876	13,500	202,396
Mineral exploration	-	1,000	-	2,000	24,220
Office	-	1,021	2,658	6,453	30,181
Professional fees	(2,494)	4,334	14,417	5,400	102,806
Regulatory and filing	2,646	18,244	9,912	21,356	49,020
Research and development	-	-	1,122	-	1,122
Travel and entertainment	-	-	935	-	4,964
Foreign exchange	(46)	1,055	288	1,055	1,145
Loss before other items	(27,758)	(45,122)	(93,239)	(67,918)	(635,104)

Other items
Exploration tax credit	-	-	-	-	1,960
Interest income	-	-	-	-	42,218
Write-down of unproved mineral properties	-	-	-	-	(3,600)
Net loss	(27,758)	(45,122)	(93,239)	(67,918)	(594,526)

Translation to reporting currency	(2,281)	-	3,282	-	3,219
Comprehensive loss	$(30,039)	$(45,122)	$(89,957)	$(67,918)	$(591,307)

Loss per share - basic and diluted	$0.00	$0.01	$0.01	$0.01

Weighted average number of shares outstanding:	7,216,661	6,919,661	7,149,439	6,919,661

The accompanying notes are an integral part of these interim financial statements

CORECOMM SOLUTIONS INC.

(Formerly Venza Gold Corp.)

(A EXPLORATION STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS' DEFICIT

(UNAUDITED)

				Additional	Accumulated
			Stock	Paid-in	Other Comprehensive	Accumulated
	Shares	Amount	Subscribed	Capital	Income (Loss)	Deficit	Total

Balance at August 4, 2010	-	$-	$-	$-	$-	$-	$-

Common stock issued for cash	1,750,000	51,500	-	-	-	-	51,500
Obligation to issue shares	-	-	38,250	-	-	-	38,250
Discount on notes receivable	-	-	-	(13,995)	-	-	(13,995)
Net loss for the year ended October 31, 2010	-	-	-	-	-	(26,827)	(26,827)
Balance at October 31, 2010	1,750,000	51,500	38,250	(13,995)	-	(26,827)	48,928

Common stock issued for cash	1,793,328	167,500	(38,250)	-	-	-	129,250
Obligation to issue shares	-	-	41,250	-	-	-	41,250
Discount on notes receivable	-	-	-	(13,185)	-	-	(13,185)
Net loss for the year ended October 31, 2011	-	-	-	-	-	(124,975)	(124,975)
Balance at October 31, 2011	3,543,328	219,000	41,250	(27,180)	-	(151,802)	81,268

Common stock issued	550,000	41,250	(41,250)	-	-	-	-
Common stock issued for debt	2,273,333	170,500	-	-	-	-	170,500
Common stock issued for asset	200,000	15,000	-	-	-	-	15,000
Common stock issued for services	350,000	26,250	-	-	-	-	26,250
Net loss for the year ended October 31, 2012	-	-	-	-	-	(196,321)	(196,321)
Balance at October 31, 2012	6,916,661	472,000	-	(27,180)	-	(348,123)	96,697

Net loss for the six months ended April 30, 2013	-	-	-	-	-	(67,918)	(67,918)
Balance at April 30, 2013	6,916,661	472,000	-	(27,180)	-	(416,041)	28,779

Donated services	-	-	-	1,000	-	-	1,000
Translation to reporting currency	-	-	-	-	(63)	-	(63)
Net loss for the six months ended October 31, 2013	-	-	-	-	-	(85,246)	(85,246)
Balance at October 31, 2013	6,916,661	472,000	-	(26,180)	(63)	(501,287)	(55,530)

Common stock issued	300,000	27,000	-	-	-	-	27,000
Obligation to issue shares	-	-	9,000	-	-	-	9,000
Translation to reporting currency	-	-	-	-	3,282	-	3,282
Net loss for the six months ended April 30, 2014	-	-	-	-	-	(93,239)	(93,239)
Balance at April 30, 2014	7,216,661	$499,000	$9,000	$(26,180)	$3,219	$(594,526)	$(109,487)

The accompanying notes are an integral part of these interim financial statements

CORECOMM SOLUTIONS INC.

(Formerly Venza Gold Corp.)

(A EXPLORATION STAGE COMPANY)

STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six months ended		From August 4, 2010 (inception) to
	April 30, 2014	April 30, 2013	April 30, 2014

Cash flow used in in operating activities
Net loss	$(93,239)	$(67,918)	$(594,526)

Consulting fees	-	-	26,250
Donated services	-	-	1,000
Interest income	-	-	(42,218)
Property write-off	-	-	3,600
	-	-	-
Changes in operating assets and liabilities
GST recoverable	225	23	(1,735)
Prepaids	-	(9,167)	-
Accounts payable and accrued liabilities	49,990	(8,279)	159,113
Due to related parties	4,436	-	139,266
Net cash used in operating activities	(38,588)	(85,341)	(309,250)

Cash flows used in investing activities
Notes receivable, net of allowance	-	-	15,038
Property acquisition	-	-	(297)
Net cash used in investing activities	-	-	14,741

Cash flows from financing activities
Shares issued	27,000	-	287,250
Shares suscribed	9,000	-	9,000
Advances received	2,472	-	2,472
Net cash provided by financing activities	38,472	-	298,722

Effect of exchange rate changes on cash	(245)	-	(308)

Net (decrease) increase in cash	(361)	(85,341)	3,905

Cash, beginning	4,266	117,120	-

Cash, ending	$3,905	$31,779	$3,905
Effect of exchange rate changes on cash

Supplemental disclosure of cash flow information
Cash paid during the period
Taxes	$-	$-	$-
Interest	$-	$-	$-

Non-cash transactions
Shares issued for mineral properties	$-	$-	$15,000
Shares issued for settlement of debt	$-	$-	$170,500

The accompanying notes are an integral part of these interim financial statements

CORECOMM SOLUTIONS INC.

(Formerly Venza Gold Corp.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

APRIL 30, 2014

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Nature of Operations

CoreComm Solutions Inc. (the “Company”) is an exploration stage company. The Company’s principal business is the acquisition and exploration of mineral resources in British Columbia, Canada. The Company has not determined whether its properties contain mineral reserves that are economically recoverable.

Basis of presentation

The unaudited interim financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended October 31, 2013, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The interim unaudited financial statements should be read in conjunction with those financial statements for the year ended October 31, 2013 included in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended April 30, 2014, are not necessarily indicative of the results that may be expected for the year ending October 31, 2014.

Reclassifications

Certain prior period amounts in the accompanying anaudited interim financial statements have been reclassified to conform to the current period’s presentation. These reclassifications had no effect on the results of operations or financial position for any period presented.

Going Concern

The accompanying unaudited interim financial statements have been prepared assuming the Company will continue as a going concern. Continuation as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and ultimately upon its ability to achieve profitable operations.  The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern.  These unaudited interim financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.  Management intends to obtain additional funding by borrowing funds from its directors and officers, issuing promissory notes and/or a private placement of common stock.

Recent Accounting Pronouncements

The Company has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it. It does not expect the adoption of these pronouncements to have a material impact on its financial position, results of operations or cash flows.

NOTE 2 - RELATED PARTY TRANSACTIONS

The Company incurred the following transactions with related parties that are not disclosed elsewhere in the financial statements:

	Six Months Ended April 30,
	2014	2013
Management fees incurred to a former director	$--	$10,500
Consulting and management fees incurred to a former officer	--	7,500
Management fees incurred to a director	2,299	--
Management fees incurred to a Chief Executive Officer of the Company	8,278	--
Management fees incurred to a former Chief Financial Officer	2,299	--
Total transactions with related parties	$12,876	$18,000

At April 30, 2014, the Company owed $11,874 (2013 - $7,816) to related parties. The amounts bear no interest, are unsecured and due on demand.

NOTE 3 - LICENSE AGREEMENT

On December 2, 2013, the Company entered into the License Agreement with an arms-length party (the “Vendor”) allowing the Company to commercialize a web-based technology used for performing complex search queries on the internet in the education market for English and Spanish users.

In consideration of the License Agreement, the Company was required to make cash payments totalling $500,000 and issue a total of 2,857,142 common shares of the Company according to the following schedule:

•

$100,000 by April 1, 2014;

•

$200,000 by August 1, 2014; and

•

$200,000 by January 1, 2015.

•

2,857,142 common shares no later than the day following the closing of the proposed private placement for 5,000,000 common shares of the Company at $0.10 per share (Note 5).

The Company failed to make its April 1, 2014 license payment, which resulted in termination of the License Agreement.

NOTE 4 - UNPROVED MINERAL PROPERTIES

At April 30, 2014, the Company held interest in three mineral exploration claims located in vicinity of Osoyoos, British Columbia. To keep the claims in good standing, the Company is required to incur exploration expenses of approximately $678 per year for the next two years and $5,540 per year thereafter.

NOTE 5 - COMMON STOCK

On December 2, 2013, the Company announced a private offering of up to 5,000,000 common shares of the Company at a price of $0.10 per share.

On January 8, 2013, the Company closed the first tranche and issued 300,000 shares for gross proceeds of $30,000. The Company paid finders a cash commission totalling $3,000 associated with the first tranche.

During the second fiscal quarter ended April 30, 2014, the Company received subscriptions for shares of $9,000.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q filed by CoreComm Solutions Inc. contains forward-looking statements. These are statements regarding financial and operating performance and results and other statements that are not historical facts. The words “expect,” “project,” “estimate,” “believe,” “anticipate,” “intend,” “plan,” “forecast,” and similar expressions are intended to identify forward-looking statements. Certain important risks could cause results to differ materially from those anticipated by some of the forward-looking statements. These risks include, among other things:

•

general economic conditions;

•

our ability to raise enough money to continue our operations;

•

changes in regulatory requirements that adversely affect our business;

•

changes in the prices for minerals that adversely affect our business; and

•

other uncertainties, all of which are difficult to predict and many of which are beyond our control.

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

As of the date of this Quarterly Report on Form 10-Q, our principal business is the acquisition and exploration of mineral resources in British Columbia, Canada.  We hold 100% interest in the OS Gold Claim located in vicinity of Osoyoos, British Columbia, Canada. Subject to the availability of financing, we plan to conduct a geophysical magnetometer survey of the OS Gold Claim over the area covered by our previous geochemical soil surveys.

On December 2, 2013, we entered into a license agreement (the “License Agreement”) with Make Sence, Inc. (“MSI”) pursuant to which MSI agreed to grant us a license to commercialize its correlation technology platform (the “Technology”) in the education market. On April 1, 2014, we failed to make our first license fee payment, which resulted in a termination of the License Agreement. As such we have shifted our business focus back to mineral expiration activities.

Recent Corporate Events

The following corporate developments have occurred during the second quarter ended April 30, 2014, and up to the date of the filing of this report:

Termination of License Agreement with Make Sence, Inc.

On December 2, 2013, we entered into the License Agreement with Make Sence, Inc (“MSI”) pursuant to which MSI granted us a license to commercialize its Correlation Technology platform in the worldwide K-12 education market.

In consideration of the license, we were required to make cash payments totaling $500,000 (the “License Fee”) and issue a total of 2,857,142 shares of our common stock.  The License Fee was to be paid according to the following payment schedule:

(a) $100,000 on or before April 1, 2014;

(b) $200,000 on or before August 1, 2014; and

(c) $200,000 on or before January 1, 2015

We failed to make our first license fee payment, which resulted in a termination of the License Agreement.

Annual General Meeting

On March 12, 2014, we held our Annual General Meeting. At the meeting, our shareholders approved the appointment of Patrick Fitzsimmons, James Hyland, Gerald Diakow and Grant Farkes as directors and approved the appointment of Dale Matheson Carr-Hilton LaBonte LLP as our auditors for ensuing year.  In addition, our shareholders also voted, on an advisory basis, to approve the compensation of the named executive officers, and to hold an advisory vote on named executive compensation every three years.

Changes in Directors and Officers

On March 28, 2014, Grant Farkes resigned as our director; on April 11, 2014, James Hyland resigned as our Chief Financial Officer and director; and on May 21, 2014, Patrick Fitzsimmons resigned as our Chief Executive Officer, President and director. These resignations were not due to, and were not caused by, in whole or in part, any disagreements with the Company, whether related to the Company’s operations, policies, practices or otherwise.

On May 21, 2014, in order to fill the vacancies caused by Mr. Fitzsimmons' and Mr. Hyland’s resignations, we appointed Nelson Da Silva as our Chief Executive Officer, Chief Financial Officer, President and a director.

Summary of financial condition

The following table summarizes and compares our financial condition at April 30, 2014 and October 31, 2013.

	April 30, 2014	October 31, 2013
Working capital	$(121,184)	$(67,227)
Current assets	$5,640	$6,226
Unproved mineral property	$11,697	$11,697
Total liabilities	$126,824	$73,453
Common stock and additional paid in capital	$481,820	$445,820
Deficit	$(594,526)	$(501,287)

Results of Operation

Our operating results for the three and six months ended April 30, 2014 and 2013 and the changes in the operating results between those periods are summarized in the table below.

Three and Six Months Summary

	Three Months Ended April 30,		Percentage Increase /	Six Months Ended April 30,		Percentage Increase /
	2014	2013	(Decrease)	2014	2013	(Decrease)
Operating expenses	$ 27,758	$45,122	(38.5)%	$ 93,239	$ 67,918	37.3%
Translation to reporting currency	2,281	-	n/a	(3,282)	-	n/a
Comprehensive loss	$ 30,039	$ 45,122	(33.4)%	$ 89,957	$ 67,918	32.4%

Revenue

During the six and three months ended April 30, 2014 and 2013 we did not have any revenue generating operations.  We are presently an exploration stage company engaged in the search for mineral reserves. We can provide no assurance that we will be able to discover any commercially exploitable levels of mineral resources on our property, or, even if such resources are discovered, that we will be able to enter into commercial production of our mineral properties.

Operating Expenses

Our operating expenses for the three and six months ended April 30, 2014 and 2013 consisted of the following:

	Three Months Ended April 30,		Percentage Increase /	Six Months Ended April 30,		Percentage Increase /
	2014	2013	(Decrease)	2014	2013	(Decrease)
Operating expenses:
Administration	$ 20,395	$ -	n/a	$ 39,087	$ 2,500	1463.5%
Accounting	4,238	2,000	111.9%	6,107	3,110	96.4%
Bank charges	296	89	232.6%	423	165	156.4%
Consulting	-	9,879	(100.0)%	3,738	12,379	(69.8)%
Corporate communications	128	-	n/a	1,676	-	n/a
Management fees	2,595	7,500	(65.4)%	12,876	13,500	(4.6)%
Mineral exploration	-	1,000	(100.0)%	-	2,000	(100.0)%
Office	-	1,021	(100.0)%	2,658	6,453	(58.8)%
Professional fees	(2,494)	4,334	(157.5)%	14,417	5,400	167.0%
Regulatory and filing	2,646	18,244	(85.5)%	9,912	21,356	(53.6)%
Research / development	-	-	n/a	1,122	-	n/a
Travel and entertainment	-	-	n/a	935	-	n/a
Foreign exchange (gain) / loss	(46)	1,055	(104.3)%	288	1,055	(72.7)%
Net loss:	$ 27,758	$45,122	(38.5)%	$ 93,239	$ 67,918	37.3%

Operating expenses

Our operating expenses increased by $25,321, or 37.3%, from $67,918 for the six months ended April 30, 2013 to $93,239 for the six months ended April 30, 2014. The increases in our operating expenses were mainly associated with our entry into a License Agreement with Make Sence Inc. to commercialize the Correlation Technology platform in the worldwide K-12 education market and the due diligence associated with it. The due diligence process led to the increases in our administrative, accounting and professional fees. These increases were partially offset by decreased regulatory and filing fees. The higher regulatory fees during the six months period ended April 30, 2013 were associated with listing of our common shares on the OTC Bulletin Board. In addition, during the six months ended April 30, 2014, we temporarily suspended our exploration activities, which resulted in a lower exploration and office expenses.

Translation to reporting currency

Translation to reporting currency results from the difference between our functional currency, being the Canadian dollar, and reporting currency, being the United States dollar, and is caused by fluctuation in foreign exchange between these two currencies as well as different accounting treatment between various financial instruments.

Liquidity and Capital Resources

GOING CONCERN

The unaudited interim financial statements included in this Quarterly Report have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. We have not generated any revenues from operations since inception, have never paid any dividends and are unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. Our continuation as a going concern depends upon the continued financial support of our shareholders, our ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. Based upon our current plans, we expect to incur operating losses in future periods. At Apri1 30, 2014, we had a working capital deficit of $121,184 and accumulated losses of $594,526 since inception. These factors raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we will be able to generate significant revenues in the future. These unaudited interim financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern. Therefore, we may be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

Working Capital

	At April 30, 2014	At October 31, 2013
Current assets	$5,640	$6,226
Current liabilities	126,824	73,453
Working capital deficit	$121,184	$67,227

During the six months ended April 30, 2014, our working capital deficit increased by $53,957, from $67,227 at October 31, 2013 to a $121,184 at April 30, 2014. The increase in working capital deficit was primarily related to: (i) a decrease in cash to fund ongoing operations; and (ii) increases in accounts payable and accrued liabilities and amounts due to related parties associated with the elevated work load associated with the MSI License Agreement.

Cash Flows

	Six months ended April 30,
	2014	2013
Net cash used in operating activities	$(38,588)	$(85,341)
Net cash from financing activities	38,472	-
Effect of exchange rate changes on cash	(245)	-
Net decrease in cash during period	$(361)	$(85,341)

Net cash used in operating activities. During the six months ended April 30, 2014, we used $38,588 to support our operating activities. This cash was used to cover our operating loss of $93,239. The cash used in operations was offset by increases in our accounts payable and accrued liabilities of $49,990, increases in the amounts due to related parties of $4,436 and a $225 decrease in GST recoverable.

During the six months ended April 30, 2013, we used $85,341 to support our operating activities. This cash was used to cover our operating loss of $67,918, and to increase our prepaids and accounts payable and accrued liabilities by $9,167 and $8,279, respectively.

Net cash provided by financing activities. On January 8, 2014, we issued 300,000 shares of our common stock at a price of $0.10 per share for gross proceeds of $30,000 to two subscribers pursuant to Regulation S of the Securities Act of 1933, as amended (the “Act”). The subscribers represented that they were not “U.S. Persons” as that term is defined in Regulation S of the Act. We paid a finder, who was not a US Person, a finder’s fee totaling $3,000 in connection with this issuance. In addition, we received $9,000 in subscription to shares of our common stock.

During the second quarter we received CAD$2,600 ($2,472) advance from an unrelated party.

We did not have any financing activities during the six months ended April 30, 2013.

Capital Resources

Future exploration of our mineral claims is subject to our ability to obtain the necessary funding. We expect to raise funds through sales of debt or equity securities. We have no committed sources of capital.  If we are unable to raise funds as and when we need them, we may be required to curtail, or even to cease, our operations.

As of April 30, 2014, we had cash on hand of $3,905, which raises substantial doubt about our continuation as a going concern.

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

The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies.  As an “emerging growth company,” we may, under Section 7(a)(2)(B) of the Securities Act, delay adoption of new or revised accounting standards applicable to public companies until such standards would otherwise apply to private companies. We may take advantage of this extended transition period until the first to occur of the date that we (i) are no longer an "emerging growth company" or (ii) affirmatively and irrevocably opt out of this extended transition period. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards. Until the date that we are no longer an "emerging growth company," affirmatively and irrevocably opt out of the exemption provided by Securities Act Section 7(a)(2)(B), or upon issuance of a new or revised accounting standard that applies to our financial statements and that has a different effective date for public and private companies, we will disclose the date on which adoption is required for non-emerging growth companies and the date on which we will adopt the recently issued accounting standard.

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

At April 30, 2014, we had $3,905 in cash on deposit with a large chartered Canadian bank, of which $735 was insured.  As part of our cash management process, we perform periodic evaluations of the relative credit standing of this financial institution.  We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash.

Recent Accounting Standards and Pronouncements

Recent accounting pronouncements issued by the Financial Accounting Standards Board or other authoritative standards groups with future effective dates are either not applicable or are not expected to be significant to our financial statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  The evaluation was undertaken in consultation with our accounting personnel.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the quarter ended April 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We were incorporated on August 4, 2010 and have been involved primarily in the acquisition and exploration of mineral properties. We have no exploration history upon which an evaluation of our future success or failure can be made. Our ability to achieve and maintain profitability and positive cash flow is dependent upon: (i) our ability to locate a profitable mineral property, and (ii) our ability to generate revenues.

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

We are an exploration stage company that has incurred net losses since inception, we have not attained profitable operations and we are dependent upon obtaining adequate financing to complete our exploration activities. The success of our business operations will depend upon our ability to obtain further financing to complete our exploration programs and to attain profitable operations. If we are not able to complete a successful exploration program and attain sustainable profitable operations, our business will fail.

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

We are in the initial phase of our exploration program for the OS Gold Claim.  It is unknown whether this property contains viable mineral reserves.  If we do not find a viable mineral reserve, or if we cannot exploit the mineral reserve, either because we do not have the money to do it or because it will not be economically feasible to do it, we may have to cease operations and our investors may lose their investments.  Mineral exploration is a highly speculative endeavor.  It involves many risks and is often non-productive.  Even if mineral reserves are discovered on our properties, our production capabilities will be subject to further risks and uncertainties including:

(i)

Costs of bringing the property into production including exploration work, preparation of production feasibility studies, and construction of production facilities, all of which we have not budgeted for;

(ii)

Availability and costs of financing;

(iii)

Ongoing costs of production; and

(iv)

Environmental compliance regulations and restraints.

The marketability of any minerals acquired or discovered may be affected by numerous factors which are beyond our control and which cannot be accurately predicted, such as market fluctuations, the lack of milling facilities and processing equipment near the OS Gold Claim, and such other factors as government regulations, including regulations relating to allowable production, importing and exporting of minerals, and environmental protection.

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

In order to maintain our mineral rights we will be required to make annual payments with the Ministry of Mines or complete assessment work on these mineral properties.

Our prospecting activities are dependent upon the grant of appropriate mineral tenures and regulatory commitments, which may be withdrawn or made subject to limitations.  Mineral claims are renewable, subject to certain expenditure requirements.  Although we believe that we will obtain the necessary prospecting licenses and permits, including but not limited to drill permits, there can be no assurance that they will be granted or as to the favorability of the terms of any such grant.  Furthermore, we are required to expend required amounts on our mineral claims in order to maintain them in good standing.  If we are unable to expend these amounts, we may lose our title thereto on the expiry date(s) of the relevant mineral claims.  There is no assurance that, in the event of losing our title to a mineral claim, we will be able to re-register the mineral claim before a third party registers its interest first.

Our mineral properties may become subject to aboriginal rights which may affect title to our mineral properties.

In British Columbia, aboriginal rights may be claimed on Crown properties or other types of tenure with respect to which mining rights have been conferred.  We are not aware of any other aboriginal land claims having been asserted or any legal actions relating to native issues having been instituted with respect to any of the land which is covered by our claims.

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

Inherent with mining operations is an environmental risk.  The legal framework governing this area is constantly developing, therefore we are unable to fully ascertain any future liability that may arise from the implementation of any new laws or regulations, although such laws and regulations are typically strict and may impose severe penalties (financial or otherwise).  Our proposed activities, as with any exploration, may have an environmental impact which may result in unbudgeted delays, damage, loss and other costs and obligations including, without limitation, rehabilitation and/or compensation.  There is also a risk that our operations and financial position may be adversely affected by the actions of environmental groups or any other group or person opposed in general to our activities and, in particular, the proposed exploration and mining by us within the Province of British Columbia, Canada.

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

If we are unable to hire and retain key personnel, we may not be able to implement our business plan and our business will fail.

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

Pursuant to the JOBS Act, as an “emerging growth company”, we can elect to opt out of the extended transition period for any new or revised accounting standards that may be issued by the Public Company Accounting Oversight Board (PCAOB) or the SEC. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, our company, as an “emerging growth company”, can adopt the standard for the private company. This may make comparison of our financial statements with any other public company which is not either an “emerging growth company” nor an “emerging growth company” which has opted out of using the extended transition period difficult or impossible, as possible different or revised standards may be used.

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

Our shares of common stock are listed on OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements.  For the purpose of determining director independence, we have adopted the independence requirements of Canadian National Instrument 52-110 - Audit Committees (“NI 52-110”) as we are an OTC reporting issuer in the province of British Columbia. NI 52-110 recommends that the Board of Directors of a public company be constituted with a majority of individuals who qualify as “independent” directors. An “independent” director is a director who has no direct or indirect material relationship with us. A material relationship is a relationship, which could, in the view of the Board of Directors, reasonably interfere with the exercise of a director’s independent judgment. Gerald Diakow is considered an independent director. As aside from shares held by him, he has no ongoing interest or relationship with us other than serving as a director. Nelson Da Silva is not an independent director because of his position as CEO, CFO and President.

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

None

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

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
101

The following financial statements from the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2014, formatted in XBRL: (i) Balance Sheets; (ii) Statements of Operations; (iii) Statement of Stockholders’ Deficit (iv) Statements of Cash Flows; (v) Notes to the Interim Financial Statements.

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

(5)  Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 4, 2013

(6)  Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  June 13, 2014

CORECOMM SOLUTIONS INC.

By:	/s/ Nelson Da Silva
Nelson Da Silva, Chief Executive Officer, Chief Financial Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

Signature	Title	Date

/s/ Nelson Da Silva	President, Chief Executive Officer,	June 13, 2014
Nelson Da Silva	(Principal Executive Officer), Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Member of the Board of Directors

/s/ Gerald Diakow	Member of the Board of Directors	June 13, 2014
Gerald Diakow