Form 10-Q
period 2014-07-31
CORECOMM SOLUTIONS INC.
filed 2014-09-10
CIK 1551887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes    [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).[X] Yes    [   ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filed,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [   ] Yes    [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of September 10, 2014 the number of shares of the registrant’s common stock outstanding was 7,541,661.

ii

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

CORECOMM SOLUTIONS INC.

(Formerly Venza Gold Corp.)

BALANCE SHEETS

	July 31, 2014	October 31, 2013
	(unaudited)
ASSETS

Current assets
Cash	$5,275	$4,266
GST recoverable	493	1,960
	5,768	6,226

Unproved mineral property	11,697	11,697
Total assets	$17,465	$17,923

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$100,517	$56,623
Accrued liabilities	16,529	9,014
Advances payable	2,367	-
Due to related parties	10,372	7,816
Total liabilities	129,785	73,453

Stockholders' deficit
Common stock, no par value, unlimited authorized
7,541,661 and 6,916,661 issued and outstanding at
July 31, 2014 and October 31, 2013, respectively	523,375	472,000
Additional paid in capital	(26,180)	(26,180)
Accumulated other comprehensive income (loss)	2,548	(63)
Deficit	(612,063)	(501,287)
Total stockholder's deficit	(112,320)	(55,530)
Total liabilities and stockholders' deficit	$17,465	$17,923

The accompanying notes are an integral part of these interim financial statements

CORECOMM SOLUTIONS INC.

(Formerly Venza Gold Corp.)

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended		Nine months ended
	July 31, 2014	July 31, 2013	July 31, 2014	July 31, 2013

Operating expenses
Administration	$6,978	$953	$46,065	$3,453
Accounting	1,853	2,523	7,960	5,633
Bank charges	86	312	509	477
Consulting	-	6,006	3,738	18,385
Corporate communications	-	500	1,676	500
Management fees	-	7,215	12,876	20,715
Mineral exploration	1,843	9,837	1,843	11,837
Office	790	3,917	3,448	10,370
Professional fees	4,532	3,843	18,949	9,243
Regulatory and filing	1,470	918	11,382	22,274
Research and development	-	-	1,122	-
Travel and entertainment	-	1,045	935	1,045
Foreign exchange	(15)	(134)	273	921

Net loss	(17,537)	(36,935)	(110,776)	(104,853)

Translation to reporting currency	671	(756)	2,611	(756)
Comprehensive loss	$(16,866)	$(37,691)	$(108,165)	$(105,609)

Loss per share - basic and diluted	$0.00	$0.01	$0.02	$0.02

Weighted average number of shares outstanding:	7,236,441	6,919,661	7,178,793	6,919,661

The accompanying notes are an integral part of these interim financial statements

CORECOMM SOLUTIONS INC.

(Formerly Venza Gold Corp.)

STATEMENT OF STOCKHOLDERS' DEFICIT

(UNAUDITED)

			Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total

Balance at October 31, 2012	6,916,661	$472,000	$(27,180)	$-	$(348,123)	$96,697

Donated services	-	-	972	-	-	972
Translation to reporting currency	-	-	-	(756)	-	(756)
Net loss for the nine months ended July 31, 2013	-	-	-	-	(104,853)	(104,853)
Balance at July 31, 2013	6,916,661	472,000	(26,208)	(756)	(452,976)	(7,940)

Donated services	-	-	28	-	-	28
Translation to reporting currency	-	-	-	693	-	693
Net loss for the three months ended October 31, 2013	-	-	-	-	(48,311)	(48,311)
Balance at October 31, 2013	6,916,661	472,000	(26,180)	(63)	(501,287)	(55,530)

Common stock issued	625,000	51,375	-	-	-	51,375
Translation to reporting currency	-	-	-	2,611	-	2,611
Net loss for the nine months ended July 31, 2014	-	-	-	-	(110,776)	(110,776)
Balance at July 31, 2014	7,541,661	$523,375	$(26,180)	$2,548	$(612,063)	$(112,320)

The accompanying notes are an integral part of these interim financial statements

CORECOMM SOLUTIONS INC.

(Formerly Venza Gold Corp.)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended
	July 31, 2014	July 31, 2013
Cash flow used in in operating activities
Net loss	$(110,776)	$(104,853)

Donated services	-	972

Changes in operating assets and liabilities
GST recoverable	1,467	(443)
Prepaids	-	(937)
Accounts payable and accrued liabilities	52,647	(8,375)
Due to related parties	2,913	-
Net cash used in operating activities	(53,749)	(113,636)

Cash flows provided by financing activities
Shares issued	51,375	-
Advances received	2,367	-
Net cash provided by financing activities	53,742	-

Effect of exchange rate changes on cash	1,016	(756)

Net increase (decrease) in cash	1,009	(114,392)

Cash, beginning	4,266	117,120

Cash, ending	$5,275	$2,728

Supplemental disclosure of cash flow information
Cash paid during the period
Taxes	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these interim financial statements

CORECOMM SOLUTIONS INC.

(Formerly Venza Gold Corp.)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

JULY 31, 2014

(UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Nature of Operations

CoreComm Solutions Inc. (the “Company”) is an exploration stage company. The Company’s principal business is the acquisition and exploration of mineral resources in British Columbia, Canada. The Company has not determined whether its properties contain mineral reserves that are economically recoverable.

Basis of presentation

The unaudited interim financial statements of the Company are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended October 31, 2013, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The interim unaudited financial statements should be read in conjunction with those financial statements for the year ended October 31, 2013 included in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine months ended July 31, 2014, are not necessarily indicative of the results that may be expected for the year ending October 31, 2014.

Reclassifications

Certain prior period amounts in the accompanying unaudited interim financial statements have been reclassified to conform to the current period’s presentation. These reclassifications had no effect on the results of operations or financial position for any period presented.

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

Recent Accounting Pronouncements

The Company has elected to early adopt the guidance in FASB Topic 915 and no longer provides the disclosure for development stage companies. Accordingly, the figures for the period from inception to the current period are no longer provided. Other recent accounting pronouncements with future effective dates are not expected to have an impact on the Company’s financial statements.

NOTE 2 - RELATED PARTY TRANSACTIONS

The Company incurred the following transactions with related parties that are not disclosed elsewhere in the financial statements:

	Nine Months Ended July 31,
	2014	2013
Management fees incurred to a former director	$--	$17,755
Consulting and management fees incurred to a former officer	--	7,500
Mineral exploration and management fees incurred to a director	4,142	11,837
Management fees incurred to a former Chief Executive Officer	8,278	--
Management fees incurred to a former Chief Financial Officer	2,299	--
Total transactions with related parties	$14,719	$37,092

At July 31, 2014, the Company owed $10,372 (2013 - $7,816) to related parties. The amounts bear no interest, are unsecured and due on demand.

On July 31, 2014, as part of the private placement announced on July 25, 2014, the Company issued 80,000 shares of its common stock for the total proceeds of $6,000 to its Chief Executive and Chief Financial Officer (Note 5).

NOTE 3 - LICENSE AGREEMENT

On December 2, 2013, the Company entered into the License Agreement with an arms-length party (the “Vendor”) allowing the Company to commercialize a web-based technology used for performing complex search queries on the internet in the education market for English and Spanish users.

In consideration of the License Agreement, the Company was required to make cash payments totaling $500,000 and issue a total of 2,857,142 common shares of the Company according to the following schedule:

•

$100,000 by April 1, 2014;

•

$200,000 by August 1, 2014;

•

$200,000 by January 1, 2015; and

•

2,857,142 common shares no later than the day following the closing of the proposed private placement for 5,000,000 common shares of the Company at $0.10 per share.

The Company failed to make its April 1, 2014 license payment, which resulted in termination of the License Agreement.

NOTE 4 - UNPROVED MINERAL PROPERTIES

At July 31, 2014, the Company held interest in three mineral exploration claims located in vicinity of Osoyoos, British Columbia. To keep the claims in good standing, the Company is required to incur exploration expenses of approximately $678 per year for the next two years and $5,540 per year thereafter.

NOTE 5 - COMMON STOCK

On January 8, 2014, the Company completed a private placement and issued 300,000 shares for gross proceeds of $30,000 and paid finders a cash commission totalling $3,000 associated with this offering.

On July 31, 2014, the Company completed a private placement and issued 325,000 common shares at a price of $0.075 per share for gross proceeds of $24,375. The Company did not pay any commission in connection with this offering (Note 2).

NOTE 6 - SUBSEQUENT EVENT

On September 8, 2014, The Company approved a proposed private placement offering of up to 500,000 common shares at a price of $0.20 per share for gross proceeds of $100,000 (the “Offering”).  The Offering will be made to persons who are not residents of the United States and are otherwise not “U.S. Persons” as that term is defined in Rule 902(k) of Regulation S of the U.S. Securities Act of 1933 (the “U.S. Securities Act”).

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

Recent Corporate Events

The following corporate developments have occurred during the third quarter ended July 31, 2014, and up to the date of the filing of this Quarterly Report:

Changes in Directors and Officers

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

Private Placements

On July 25, 2014, we terminated the Foreign and US offerings announced on December 2, 2013. At the same time we approved an offering of up to 400,000 common shares of the Company at a price of $0.075 per common share pursuant to the provisions of Regulation S of the United States Securities Act of 1933, as amended. On July 31, 2014, we closed this private placement by issuing a total of 325,000 common shares at a price of $0.075 per share for gross proceeds of $24,375.

Proposed Private Placement Offering

On September 8, 2014, our board of directors have approved a proposed private placement offering of up to 500,000 common shares at a price of $0.20 per share for gross proceeds of $100,000 (the “Offering”).  The Offering will be made to persons who are not residents of the United States and are otherwise not “U.S. Persons” as that term is defined in Rule 902(k) of Regulation S of the U.S. Securities Act of 1933 (the “U.S. Securities Act”).  The proceeds of the Offering will be used for working capital purposes.

The above does not constitute an offer to sell or a solicitation of an offer to buy any of our securities in the United States. The securities have not been registered under the U.S. Securities Act and may not be offered or sold within the United States or to U.S. persons unless an exemption from such registration is available.

Summary of financial condition

The following table summarizes and compares our financial condition at July 31, 2014 and October 31, 2013.

	July 31, 2014	October 31, 2013
Working capital	$(124,017)	$(67,227)
Current assets	$5,768	$6,226
Unproved mineral property	$11,697	$11,697
Total liabilities	$129,785	$73,453
Common stock and additional paid in capital	$497,195	$445,820
Deficit	$(612,063)	$(501,287)

Results of Operation

Our operating results for the three and nine months ended July 31, 2014 and 2013 and the changes in the operating results between those periods are summarized in the table below.

Three and Nine Months Summary

	Three Months Ended July 31,		Percentage Increase /	Nine Months Ended July 31,		Percentage Increase /
	2014	2013	(Decrease)	2014	2013	(Decrease)
Operating expenses	$ 17,537	$36,935	(52.5)%	$110,776	$ 104,853	5.6%
Translation to reporting currency	(671)	756	188.8%	(2,611)	756	445.4%
Comprehensive loss	$ 16,866	$ 37,691	(55.3)%	$108,165	$ 105,609	2.4%

Revenue

During the three and nine months ended July 31, 2014 and 2013 we did not have any revenue generating operations.  We are presently an exploration stage company engaged in the search for mineral reserves. We can provide no assurance that we will be able to discover any commercially exploitable levels of mineral resources on our property, or, even if such resources are discovered, that we will be able to enter into commercial production of our mineral properties.

Operating Expenses

Our operating expenses for the three and nine months ended July 31, 2014 and 2013 consisted of the following:

	Three Months Ended July 31,		Percentage Increase /	Nine Months Ended July 31,		Percentage Increase /
	2014	2013	(Decrease)	2014	2013	(Decrease)
Operating expenses:
Administration	$ 6,978	$ 953	632.2%	$ 46,065	$ 3,453	1234.1%
Accounting	1,853	2,523	(26.6)%	7,960	5,633	41.3%
Bank charges	86	312	(72.4)%	509	477	6.7%
Consulting	-	6,006	(100.0)%	3,738	18,385	(79.7)%
Corporate communications	-	500	(100.0)%	1,676	500	235.2%
Management fees	-	7,215	(100.0)%	12,876	20,715	(37.8)%
Mineral exploration	1,843	9,837	(81.3)%	1,843	11,837	(84.4)%
Office	790	3,917	(79.8)%	3,448	10,370	(66.8)%
Professional fees	4,532	3,843	17.9%	18,949	9,243	105.0%
Regulatory and filing	1,470	918	60.1%	11,382	22,274	(48.9)%
Research and development	-	-	n/a	1,122	-	n/a
Travel and entertainment	-	1,045	(100.0)%	935	1,045	(10.5)%
Foreign exchange (gain) / loss	(15)	(134)	(88.8)%	273	921	(70.4)%
Net loss:	$ 17,537	$ 36,935	(52.5)%	$ 110,776	$ 104,853	5.6%

Operating expenses

Our operating expenses decreased by $19,398, or 52.5% from $36,935, for the three months ended July 31, 2013 to $17,537 for the three months ended July 31, 2014. The decrease was associated with our attempts to control our overall operating expenses and low level of exploration activities on our mineral property.

Our operating expenses increased by $5,923, or 5.6%, from $104,853 for the nine months ended July 31, 2013 to $110,776 for the nine months ended July 31, 2014. The increases in our operating expenses were mainly associated with our entry into a License Agreement with Make Sence Inc. (the “MSI License Agreement”) to commercialize the Correlation Technology platform in the worldwide K-12 education market, which was terminated on April 12, 2014. The due diligence process associated with the MSI License Agreement led to the increases in our administrative, accounting and professional fees. These increases were partially offset by decreased regulatory and filing fees. The higher regulatory fees during the nine months period ended July 31, 2013 were associated with listing of our common shares on the OTC Bulletin Board. In addition, during the nine months ended July 31, 2014, we kept our exploration activities at minimum level, which resulted in a lower mineral exploration and office expenses.

Translation to reporting currency

Translation to reporting currency results from the difference between our functional currency, being the Canadian dollar, and reporting currency, being the United States dollar, and is caused by fluctuation in foreign exchange between these two currencies as well as different accounting treatment between various financial instruments.

Liquidity and Capital Resources

GOING CONCERN

The unaudited interim financial statements included in this Quarterly Report have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. We have not generated any revenues from operations since inception, have never paid any dividends and are unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. Our continuation as a going concern depends upon the continued financial support of our shareholders, our ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. Based upon our current plans, we expect to incur operating losses in future periods. At July 31, 2014, we had a working capital deficit of $124,017 and accumulated losses of $612,063 since inception. These factors raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we will be able to generate significant revenues in the future. These unaudited interim financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern. Therefore, we may be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

Working Capital

	At July 31, 2014	At October 31, 2013
Current assets	$5,768	$6,226
Current liabilities	129,785	73,453
Working capital deficit	$124,017	$67,227

During the nine months ended July 31, 2014, our working capital deficit increased by $56,790, from $67,227 at October 31, 2013 to $124,017 at July 31, 2014. The increase in working capital deficit was primarily related to  increases in accounts payable and accrued liabilities as well as amounts due to related parties, which were mainly associated with the elevated work load require to complete our due diligence process under MSI License Agreement.

Cash Flows

	Nine months ended July 31,
	2014	2013
Net cash used in operating activities	$(53,749)	$(113,636)
Net cash from financing activities	53,742	-
Effect of exchange rate changes on cash	1,016	(756)
Net increase / (decrease) in cash during period	$1,009	$(114,392)

Net cash used in operating activities. During the nine months ended July 31, 2014, we used $53,749 to support our operating activities. This cash was used to cover our operating loss of $110,776. The cash used in operations was offset by increases in our accounts payable and accrued liabilities of $52,647, increases in the amounts due to related parties of $2,913 and a $1,467 increase in GST recoverable.

During the nine months ended July 31, 2013, we used $113,636 to support our operating activities. This cash was used to cover our operating loss of $104,853, to increase our prepaids and GST recoverable by $937 and $443, respectively, as well as decrease our accounts payable and accrued liabilities by $8,375.

Net cash provided by financing activities. During the nine months ended July 31, 2014, we issued 625,000 shares of our common stock for gross proceeds of $54,375 pursuant to Regulation S of the Securities Act of 1933, as amended (the “Act”). The subscribers represented that they were not “U.S. Persons” as that term is defined in Regulation S of the Act. We paid a finder, who was not a US Person, a finder’s fee totaling $3,000 in connection with this issuance.

During the second quarter we received CAD$2,600 ($2,367) as advance from an unrelated party.

We did not have any financing activities during the nine months ended July 31, 2013.

Capital Resources

Future exploration of our mineral claims is subject to our ability to obtain the necessary funding. We expect to raise funds through sales of debt or equity securities. We have no committed sources of capital.  If we are unable to raise funds as and when we need them, we may be required to curtail, or even to cease, our operations.

As of July 31, 2014, we had cash on hand of $5,275, which raises substantial doubt about our continuation as a going concern.

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

At July 31, 2014, we had approximately $5,275 in cash on deposit with a large chartered Canadian bank, of which $3,288 was insured.  As part of our cash management process, we perform periodic evaluations of the relative credit standing of this financial institution.  We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash.

Recent Accounting Standards and Pronouncements

We have elected to early adopt the guidance in FASB Topic 915 and no longer provide the disclosure for development stage companies. Accordingly, our financial statements no longer present the figures for the period from inception to the current period. Other recent accounting pronouncements with future effective dates are not expected to have an impact on our financial statements.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the quarter ended July 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In order to continue our operations we will be required to raise additional capital through financing, which would be subject to a number of factors, including the market prices for the mineral property and base and precious metals.  These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.  Since our inception, we have used our common shares to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation.

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

Our shares of common stock are listed on OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements.  For the purpose of determining director independence, we have adopted the independence requirements of Canadian National Instrument 52-110 – Audit Committees (“NI 52-110”) as we are an OTC reporting issuer in the province of British Columbia. NI 52-110 recommends that the Board of Directors of a public company be constituted with a majority of individuals who qualify as “independent” directors. An “independent” director is a director who has no direct or indirect material relationship with us. A material relationship is a relationship, which could, in the view of the Board of Directors, reasonably interfere with the exercise of a director’s independent judgment. Gerald Diakow is considered an independent director. As aside from shares held by him, he has no ongoing interest or relationship with us other than serving as a director. Nelson Da Silva is not an independent director because of his position as CEO, CFO and President.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On July 31, 2014, we issued a total of 325,000 common shares of the Company at a price of $0.075 per share for gross proceeds of $24,375.  The issuance was completed pursuant to the provisions of Regulation S of the Securities Act of 1933 (the “Act”).  We did not engage in a distribution of this offering in the United States. Each of the subscribers represented that they were not a US person as defined in Regulation S of the Act and that they were not acquiring the shares for the account or benefit of a US person.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information.

Proposed Private Placement Offering

On September 8, 2014, our board of directors have approved a proposed private placement offering of up to 500,000 common shares at a price of $0.20 per share for gross proceeds of $100,000 (the “Offering”).  The Offering will be made to persons who are not residents of the United States and are otherwise not “U.S. Persons” as that term is defined in Rule 902(k) of Regulation S of the U.S. Securities Act of 1933 (the “U.S. Securities Act”).  The proceeds of the Offering will be used for working capital purposes.

The above does not constitute an offer to sell or a solicitation of an offer to buy any of our securities in the United States. The securities have not been registered under the U.S. Securities Act and may not be offered or sold within the United States or to U.S. persons unless an exemption from such registration is available.

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
101

The following financial statements from the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2014, formatted in XBRL:

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

Dated:  September 10, 2014

CORECOMM SOLUTIONS INC.

By:	/s/ Nelson Da Silva
Nelson Da Silva, Chief Executive Officer, Chief Financial Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

Signature	Title	Date

/s/ Nelson Da Silva	President, Chief Executive Officer,	September 10, 2014
Nelson Da Silva	(Principal Executive Officer), Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Member of the Board of Directors

/s/ Gerald Diakow	Member of the Board of Directors	September 10, 2014
Gerald Diakow