Form 10-K
period 2014-10-31
CORECOMM SOLUTIONS INC.
filed 2015-02-06
CIK 1551887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________

FORM 10-K

_____________

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 31, 2014

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ____________________

Commission File Number 000-54800

CORECOMM SOLUTIONS INC.

(Exact name of registrant as specified in its charter)

British Columbia, Canada	99-0364150
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

810-789 West Pender St., Vancouver, BC V6C 1H2

(Address of principal executive offices)

Registrant’s telephone number, including area code: (604) 722-0041

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $426,666.21 based on a price of $0.08, which was the last price at which our common equity was last sold as of April 30, 2014.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  The number of shares of the registrant’s common stock, without par value, outstanding as of February 5, 2015 was 8,306,661.

i

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

ITEM 1: BUSINESS

General

We were incorporated on August 4, 2010, under the laws of the State of Nevada under the name “SOS Link Corporation”.  On April 15, 2011, we changed our place of incorporation from the State of Nevada to the Province of British Columbia, Canada and concurrently changed our name to “Venza Gold Corp.”.  The change from Nevada to British Columbia was approved by our shareholders on April 14, 2011.  On January 6, 2014, we changed our name to “CoreComm Solutions Inc.”.

As of the date of this Annual Report on Form 10-K, our principal business is the acquisition and exploration of mineral resources in British Columbia, Canada.  We hold 100% interest in the OS Gold Property located in vicinity of Osoyoos, British Columbia, Canada.

On January 8, 2015, we entered into a Software Purchase Agreement with Hampshire Capital Limited to acquire its Vgrab software application, which was developed for smartphones using the Android and Apple iOS operating systems.  The Vgrab Software allows users to redeem vouchers on their smartphones for use at a number of retailers and merchants. We expect the closing of the transaction to occur in early February 2015.

Recent Corporate Developments

The following significant corporate developments occurred since our last fiscal quarter ended July 31, 2014:

1.

Financing.  On September 8, 2014, our board of directors approved a private placement offering of up to 500,000 common shares at a price of $0.20 per share for gross proceeds of $100,000 (the “Offering”).

On October 31, 2014, we closed the first tranche of the private placement offering by issuing 265,000 shares of our common stock at $0.20 per share for gross proceeds of $53,000. On January 8, 2015, we closed the second and final tranche of the private placement by issuing additional 500,000 shares of our common stock at a price of $0.20 per share for gross proceeds of $100,000. In order to accommodate the oversubscription our board of directors increased the size of the offering from 500,000 shares to 765,000 shares.

The Offering was made to persons who are not residents of the United States and are otherwise not “U.S. Persons” as that term is defined in Rule 902(k) of Regulation S of the U.S. Securities Act of 1933 (the “U.S. Securities Act”).  The proceeds of the Offering are used for working capital purposes.

2.

Software Purchase Agreement.

On January 8, 2015, we entered into a software purchase agreement with Hampshire Capital Limited (“Hampshire”) whereby Hampshire has agreed to sell to us its Vgrab software application (the “Vgrab Software”).  In consideration of the Vgrab Software, we agreed to issue a total of 22,500,000 common shares of our common stock. Concurrent with closing the transaction, we are planning to change our name to Vgrab Communications Inc.

For additional information on the Software Purchase Agreement, please refer to the Current Report on Form 8-K that we filed with the Securities and Exchange Commission on January 14, 2015.

Mineral Properties

We own a 100% interest in our lead mineral project, which consists of three mineral claims called the OS Gold Claim and two other smaller claims called the SE and the SE1 claims located adjacent to the OS Gold Claim (“OS Gold Property”).

During the year ended October 31, 2014, we carried out a small-scale geophysical survey over a large part of a soil sampling grid previously completed during 2012 and 2013.  The purpose of the magnetic survey was to assist in mapping the geology of the grid area as well as to determine the correlation of the soil anomalies with the magnetic features. The results of the survey were compiled and interpreted by Geotronics Consulting Inc. Results indicated that the highs to the east, northeast, and north of the OS Claim may be part of a larger doughnut-shaped high, a typical magnetic signature of a porphyry intrusive, and further  magnetic survey would be required to determine if this, in fact, occurs.

The OS Gold Project

Description of the Property

The OS Gold Property is comprised of three mineral claims totaling 692.54 hectares, located approximately 7 kilometers west of the town of Osoyoos, British Columbia, Canada.  The OS Gold Property is recorded with the Ministry of Mines as follows:

Name of Mineral Claim	Tenure Number	Expiry Date
OS Gold	978304	April 5, 2017
SE	1021695	April 5, 2017
SE 1	1021696	April 5, 2017

Gerald Diakow is the registered owner of the OS Gold, SE and SE 1 Claims and holds these claims in trust for our sole benefit.  The Province of British Columbia owns the land covered by the mineral claims. To our knowledge, there are no aboriginal land claims that might affect our title to our mineral claims or the Province’s title of the property.

In order to maintain the OS Gold Property in good standing, we must complete minimum exploration work on the claims and file confirmation of the completion of the work with the Ministry of Mines. In lieu of completing this work, we may pay a fee equal to the minimum exploration work that must be performed with the Ministry of Mines. The completion of mineral exploration work or payment in lieu of exploration work in any year will extend the existence of a claim within the  OS Gold Property for one additional year. The minimum exploration work that must be performed and/or the fee for keeping the claims within the OS Gold Property current is equal to CDN $8.00 per hectare.  As the OS Gold Property is in good standing until April 5, 2017, we will be required to complete minimum exploration work or pay a minimum fee of CDN$5,540.32 on or before April 5, 2017 and each year thereafter in order to keep the claims within the OS Gold Property current. If we fail to complete the minimum required amount of exploration work or fail to make a payment in lieu of this exploration work, our mineral claims will lapse and we will lose all interest in our mineral claims.

The OS Gold Property is not subject to any royalties.

Location and Access

The OS Gold Property is located in the Osoyoos Mining Division at approximately 7.2 km west of Osoyoos, British Columbia, Canada.

The OS Gold Property is accessible by four wheel drive vehicle or an all terrain vehicle from Richter Pass on Highway 3.  From Highway 3, vehicles travel along the old Richter pass road and then travel along Cougar Creek road to Blue Lake.  Once at Blue Lake, vehicles travel 1 kilometer to Kilpoola Lake, which is located on the edge of the OS Gold Property.

Water for the OS Gold Property can be sourced from Kipoola Lake (approximately 320 X 201 meters in size) which is enclosed in the Property area. Infrastructure on the Property includes logging/ranch roads which transect the Property area in a north-south direction. Electrical power could be sourced from the Okanagan Valley transmission line which is 3.2 km northeast of the OS Gold Property.

Climate and Physiography

The climate of the western Okanagan has little precipitation, being less than 10 inches per year. Snowfall may occur in the winter at higher elevations and generally melts by mid-April in the Property area. During the summer months, the climate is warm and dry and thunderstorms may occur. Due to the light snowfall in the OS Gold Property area, exploration may be undertaken all year.

Vegetation in the OS Gold Property area consists of grassy slopes and meadows with pine forest on the higher elevation hills especially on the north facing slopes. Lodge pole pine trees are in the forested areas and Ponderosa pine trees are found in the more open areas. Water courses are choked with wild rose bushes and trembling aspen are found along the riparian area.

The topography of the Thompson Okanagan region is extremely varied. The OS Gold Property area is bounded by the Cascade Mountains to the west and the Okanagan Mountain Range to the east. The 160 km chain of lakes in the Okanagan Valley is the main feature of the landscape. The three largest lakes in the Okanagan Valley north to south are Okanagan Lake, Skaha Lake and Osoyoos Lake, which straddles the USA-Canada border. The OS Gold Property is situated approximately 7.4 km west of Osoyoos Lake. Low rolling hills make up most of the OS Gold Property and running through the center is a shallow valley and Kilpoola Lake. Lone Pine Creek flows south into Kilpoola Lake. The elevation on the OS Gold Property is from 800 to 1000 meters.

History

A large number of prospects and three small mines occur within a 20 kilometer radius of the OS Gold Property in both Canada and the United States. The earliest recorded mining activity in the area is from placer mining for gold on the Similkameen River on the United States side of the border, 5.5 kilometers south of the OS Gold Property, in 1859. Quartz veins and lodes were recognized in the area at that time but no exploration was carried out on them.  Most of the mineralization in the area is related to quartz veins with gold and silver values.

The first significant mine development in the area was at the Fairview gold-silver camp located 19 kilometres north of the OS Gold Property in the early 1890s.  At the Morning Star and Stemwinder mines quartz vein systems containing galena, chalcopyrite, sphalerite and pyrite carry significant gold and silver values. The quartz veins occur within Kobau Group metasedimentary rocks near the contact with the Fairview granodiorite to the south and Oliver granite to the north. Production from the Fairview camp was estimated to be 535,500 tons of ore producing 17,040 ounces of gold and 169,497 ounces of silver between 1898 and 1949 (BC Preliminary Map 64, Gold in British Columbia).

The Dividend-Lakeview property is located approximately 5 kilometres south-east of the OS Gold Property and was first explored around 1900. The Dividend-Lakeview property is considered a skarn deposit with high temperature replacement of limestone within the Kobau Group. The skarn mineralization consists of massive pyrrhotite, pyrite, chalcopyrite and arsenopyrite which preferentially replace marble. The Dividend-Lakeview produced 104,200 tons of ore yielding 16,216 ounces of gold and 2,805 ounces of silver between 1907 and 1949 (BC Preliminary Map 64, Gold in British Columbia).

The Horn Silver mine is located approximately 11 kilometers east of the OS Gold Property and was first explored around 1900. The Horn Silver mine lies in biotite-hornblende granodiorite of the Kruger syenite. The mineralization which occurs is discontinuous, narrow east and south-east striking quartz veins within weakly developed easterly striking shear zones and consists of argentite, native silver, cerargyrite, pyrite, galena, sphalerite, tetrahedrite, chalcopyrite, pyrargyrite and acanthite. Production from the Horn Silver mine was recorded as 483,614 tons of ore yielding 10,686 ounces of gold and 4,089,471 ounces of silver between 1915 and 1984 (BC Preliminary Map 64, Gold in British Columbia).

A large porphyry copper-molybdenum type deposit called the Kelsey occurs approximately 9 kilometers south-east of the OS Gold Property in the state of Washington.  The bulk of the mineralization at the Kelsey property occurs within the coarse crystalline quartz diorite of the Jurassic-Cretaceous Silver Nail pluton. At the south end of the property the pluton has been brecciated and Kobau Group metasedimentary and metavolcanic rocks have been incorporated as fragments in the breccia and as slivers in the pluton. The most concentrated copper-molybdenum mineralization is associated with quartz-sericte alteration and intense fracturing and the surrounding country rock is chloritized. Mineralization in greenstone and limey portions of the Kobau group consists of copper-bearing tactite containing pyrrhotite, minor garnet and epidote. Quartz veins contain chalcopyrite rich pods.

The sole recorded exploration work on the OS Gold Property occurred in 1973 by Cone Properties Ltd. (“Cone Properties”).  Cone Properties conducted an extensive exploration program on a mineralized occurrence called the “Pass Showing”, which is located within the OS Gold Property.  Historical records indicate that the exploration program consisted of geological mapping, magnetometer geophysical survey, a 3,100 sample geochemical soil survey, and 10 percussion drill holes totaling 821 meters (British Columbia Minfile Databse Number 082ESW111).  Results of this work program are not available in the public record.

The above detailed information concerning historical prospects and production within the vicinity of the OS Gold Property is not necessarily indicative of the mineralization on the OS Gold Property.

Geology

The OS Gold Property is located within the Okanagan Terrane of the Intermontane tectonic belt and is mainly underlain by metasediments and metavolcanics of the Carboniferous or older Kobau Group. The Pass showing is reported to occur within the Kobau Group on the OS Gold Property.

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

Immediately to the north and east of the OS Gold Property, the Kobau Group metamorphic rocks have been intruded by the Middle Jurassic Osoyoos granodiorite and associated rock types of the Nelson Plutonic Suite. A second pluton of similar age, the Fairview granodiorite intrudes the Kobau Group approximately nineteen kilometers north of the OS Gold Claim. Immediately north of the Fairview granodiorite is the Oliver granite of Jurassic or younger age. The Fairview granodiorite and Oliver granite are very significant as they spatially are related to the auriferous quartz veins at the Fairview gold-silver camp. The western portion of the OS Gold Property is underlain by Jurassic aged, megacrystic coarse grained syenite of the Kruger syenite.

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

The Kobau Group has undergone three distinct phases of deformation. The earliest phase produced near isoclinals folding and shearing accompanied by metamorphism to greenschist facies. The second phase resulted in overturned and normal folds. The third phase of deformation caused doming and gentle folding, along with fracturing and is considered to possibly be contemporaneous with the Mesozoic intrusions. As each period of folding has been successively overprinted on the previous event, the result is a sequence of complex tight, isoclinals, over turned recumbent, chevron and refolded folds.

Quartz veins are ubiquitous in the metasedimentary rocks and display varying degrees of deformation according to their time of emplacement. Auriferous quartz veins occur within the Kobau group adjacent to and parallel to the Fairview granodiorite contact. Near the Stemwinder mine, these veins form two sets at distances of approximately 50 meters and 100 meters from the intrusive contact.  Near the Fairview mine, veins occur at structurally higher levels near the contact between quartzite and mafic schist, as well as close to or within the Fairview granodiorite. All veins are locally concordant to the regional foliation but cut lithologic contacts on the map scale. In general, they form planar bodies striking north-westerly and dipping to the south-east. Individual veins pinch and swell greatly, attain thicknesses up to 5 meters, and may be traced up to 500 meters along strike.

Mineralization

In the Southern Portion of the OS Gold Property the pluton has been brecciated and Kobau Group metasedimentary and metavolcanic rocks have been incorporated as fragments in the breccia and as slivers in the pluton. The most concentrated copper-molybdenum mineralization is associated with quartz-sericte alteration and intense fracturing and the surrounding country rock is chloritized. Mineralization in greenstone and limey portions of the Kobau group consists of copper-bearing tactite containing pyrrhotite, minor garnet and epidote. Quartz veins contain chalcopyrite rich pods.

Mineralization at the Pass showing is described as consisting of quartz lenses and veins containing copper, lead, gold and silver mineralization. The proximity to the Kelsey deposit and that Porphyry Copper systems commonly occur in clusters and align along convergent plate boundaries suggests that the Pass showings may be an apophysis where leakage of a much larger porphyry system is occurring.

Current Exploration Program

During the year ended October 31, 2014, and the subsequent period, we carried out a small scale geophysical survey over a large part of a soil sampling grid previously completed during 2012 and 2013 exploration programs.  The purpose of the magnetic survey was to assist in mapping the geology of the grid area as well as to determine the correlation of the soil anomalies with the magnetic features.

The magnetic survey was carried out with a GEM Systems magnetometer, model GSM-19, which is an Overhauser effect proton-precession type with a reading accuracy of 0.01 nanoTeslas (nT) and a gradient tolerance of 10,000 nT/m.  The readings were taken every 25 meters along 8 north-south lines with a line separation of 100 meters.  The size of the survey area was 700 meters in an east-west direction by 1300 meters in a north-south direction with the total size surveyed of 10,050 meters.  The data was plotted, gridded, contoured, and profiled producing a coloured contour plan map, as well as a profile plan map.

The results of the magnetic survey showed magnetic field, other than 2 spike-type lows and 2 spike-type highs, ranges from lows of about 54,200 nT to highs of about 55,060 nT resulting in range of 860 nT.  This is considered moderate and is reflective of the underlying rock types, namely metasediments and metavolcanics.  The magnetic lows occur mainly within the southwest part of the survey area and therefore are probably reflecting metasediments.  The highs occur within the eastern, northeastern, and northern parts of the survey area and are probably reflecting metavolcanics.  However, a northwest-trending high occurring within the northeast corner may, alternatively, be reflecting an intrusive dyke.

Results indicate that the highs to the east, northeast, and north may be part of a larger doughnut-shaped high, which is a typical magnetic signature of porphyry intrusive.  The magnetic survey would need to be extended to the south, west and north in order to determine if this, in fact, occurs.

The Pass Showing, assuming the MinFile location is correct, correlates directly with this northeast-trending magnetic high.  This suggests that mineralization may continue to the northwest and to the southeast with minimum strike direction of 700 meters.  In support of this possibility, a northwest-trending gold soil anomaly occurs to the immediate northwest of the Pass Showing within an area of lower magnetic intensity within this high.

Most of the gold and copper soil anomalies occur within areas of higher magnetic field suggesting that the possible mineralization is associated with the metavolcanics.  Also the soil highs usually correlate with magnetic lows within the broader magnetic high or alongside highs within the broader high.  Some of these soil highs occur along the magnetic lineations.  This indicates that the possible mineralization as suggested by the soil anomalies is associated with geological structure.

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

We do not have to obtain a permit for the exploration programs involving geophysical work only.  In the event that we wish to proceed with a drilling campaign within our exploration program, we will be required to file a permit application with the Ministry of Mines.  As of the date of this Annual Report, we have not applied for such a permit and have no plans to start a drilling campaign in the next 12 months.

The Mines Act also provides that a company planning to mine a property must submit a detailed “Mine Plan and Reclamation Program” to the Mining  Operations  Branch  Regional  Manager for proposed coal or hardrock mineral mines, major expansions or modifications of producing  coal and hardrock  mineral  mines,  and large pilot projects, bulk  samples, trial cargoes  or  test  shipments. Information requirements for these applications are summarized in the Act. Mines Act permit applications are required whether or not proposed developments fall under the Environmental Assessment Act ("EAA").

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

Environmental Regulations

We will have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to its natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended work program. Because there is presently no information on the size, tenor, or quality of any resource or reserve, it is impossible to assess the impact of any capital expenditures on earnings, our competitive position or us in the event that a potentially economic deposit is discovered.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

Raw Materials

The raw materials for our exploration programs include camp equipment, hand exploration tools, sample bags, first aid supplies, groceries and propane.  All of these types of materials are readily available from a variety of local suppliers.

Dependence on Major Customers

We have no customers.

Research and Development

As of the financial year end covered by this report, we have incurred $1,122 on research and development of the web portals based on the Correlation Technology platform. We have terminated our license agreement for the Correlation Technology on April 12, 2014, which ended our research and development expenditures.

Employees

We have no employees other than our executive officers. We contract for the services of geologists, prospectors and other consultants as we require them to conduct our exploration programs.

Jumpstart Our Business Startups Act

Overview

In April 2012, the Jumpstart Our Business Startups Act ("JOBS Act") was enacted into law. The JOBS Act provides, among other things:

•

Exemptions for “emerging growth companies” from certain financial disclosure and governance requirements;

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

a)

the completion of the fiscal year in which the company has total annual gross revenues of $1 billion or more;

b)

the completion of the fiscal year of the fifth anniversary of the company's IPO;

c)

the company's issuance of more than $1 billion in nonconvertible debt in the prior three-year period; or

d)

the company becoming a "larger accelerated filer" as defined under the Exchange Act, as amended.

Exemptions Available

The JOBS Act provides additional new guidelines and exemptions for non-reporting companies and for non-public offerings. Those exemptions that impact the Company are discussed below.

Financial Disclosure

The financial disclosure in a registration statement filed by an “emerging growth company” pursuant to the Securities Act, will differ from registration statements filed by other companies as follows:

a)

audited financial statements required for only two fiscal years;

b)

selected financial data required for only the fiscal years that were audited;

c)

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

Internal Control Attestation

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

Other Items of the JOBS Act

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

Election to Opt Out of Transition Period

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

We were incorporated on August 4, 2010, and to date have been involved primarily in the acquisition and exploration of our mineral properties.  We have no exploration history upon which an evaluation of our future success or failure can be made. Our ability to achieve and maintain profitability and positive cash flow is dependent upon: (i) our ability to locate a profitable mineral property, (ii) our ability to generate revenues, (iii) and our ability to obtain either debt or security financing. Obtaining financing would be subject to a number of factors, including the market prices for the mineral property and base and precious metals.  These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.  Since our inception, we have used our common shares to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation.

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

i.

Costs of bringing the property into production including exploration work, preparation of production feasibility studies, and construction of production facilities, all of which we have not budgeted for;

ii.

Availability and costs of financing;

iii.

Ongoing costs of production; and

iv.

Environmental compliance regulations and restraints.

The marketability of any minerals acquired or discovered may be affected by numerous factors which are beyond our control and which cannot be accurately predicted, such as market fluctuations, the lack of milling facilities and processing equipment near the OS Gold Property, and such other factors as government regulations, including regulations relating to allowable production, importing and exporting of minerals, and environmental protection.

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

Currency fluctuations could affect the costs of our operations and affect our operating results and cash flows.  Gold and copper are sold throughout the world based principally on the U.S. dollar price, but most of our operating expenses are incurred in Canadian dollars.  The appreciation of Canadian dollar against the U.S. dollar can increase the costs of our operations.

In order to maintain our rights on the OS Gold Property we will be required to make annual payments with the Ministry of Mines or complete assessment work on these mineral properties.

Our prospecting activities are dependent upon the grant of appropriate mineral tenures and regulatory comments, which may be withdrawn or made subject to limitations.  Mineral claims are renewable subject to certain expenditure requirements.  Although we believe that we will obtain the necessary prospecting licenses and permits, including but not limited to drill permits, there can be no assurance that they will be granted or as to the terms of any such grant.  Furthermore, we are required to expend required amounts on the mineral claims of the OS Gold Property in order to maintain them in good standing.  If we are unable to expend these amounts, we may lose our title to the OS Gold Property.  There is no assurance that, in the event of losing our title to a mineral claim, we will be able to register the mineral claim in its name without a third party registering its interest first.

Our mineral properties may become subject to aboriginal rights which may affect title to our mineral properties.

In British Columbia, aboriginal rights may be claimed on Crown properties or other types of tenure with respect to which mining rights have been conferred.  We are not aware of any other aboriginal land claims having been asserted or any legal actions relating to native issues having been instituted with respect to any of the land which is covered by the OS Gold Property.

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

Our common shares are quoted on the OTC Markets inter-dealer quotation system, which does not have director independence requirements.  Using the definition of “independent” in NASDAQ Rule 5605(a)(2), we have determined that none of our directors are independent. Our directors have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations, and the sale of all or substantially all of our assets.  They also have the power to prevent or cause a change in control. The interests of our directors may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

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

ITEM 3:  LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings and, to the best of our knowledge, none of our claims or assets are the subject of any pending legal proceedings.

ITEM 4:  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.

Our common stock commenced trading on OTC Markets inter-dealer quotation system under the symbol VZAGF on March 8, 2013. On January 8, 2014, we changed our name to CoreComm Solutions Inc. and our stock symbol changed to COCMF. Table 1 presents the range of high and low closing bids of our common stock for each quarter since March 8, 2013 as reported by OTC Markets Group Inc.  The bid prices represent inter-dealer quotations, without adjustments for retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

Table 1: High and low bids

	High	Low
Fiscal year ended October 31, 2013
Second quarter	$0.05	$0.05
Third quarter	$0.55	$0.05
Fourth quarter	$0.15	$0.055
Fiscal year ended October 31, 2014
First quarter	$0.16	$0.10
Second quarter	$0.155	$0.09
Third quarter	$0.17	$0.08
Fourth quarter	$0.24	$0.15

Holders.

As of January 29, 2015, we had 45 shareholders of record according to a shareholders’ list provided by our transfer agent. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name. Our transfer agent is Empire Stock Transfer with an address at 1859 Whitney Mesa Dr. Henderson, Nevada, 89014 and their phone number is 702-818-5898.

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

On July 31, 2014, we issued 325,000 common shares to six investors including our President and CEO, who subscribed to 80,000 shares of our common stock. The shares were issued at a price of $0.075 per share for total proceeds of $24,375.

On October 31, 2014, we issued 265,000 common shares to five investors at a price of $0.20 per share for total proceeds of $53,000.

On January 8, 2015, we issued 500,000 common shares to an investor at a price of $0.20 per share for total proceeds of $100,000.

All share issuances described above were completed pursuant to the provisions of Regulation S of the Securities Act.  We did not engage in a distribution of these offerings in the United States. Each investor represented that they were not a US person as defined in Regulation S of the Securities Act, and that they were not acquiring our securities for the account or benefit of a US person.

ITEM 6:  SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary of Financial Condition

Table 2 summarizes and compares our financial condition at October 31, 2014 and 2013.

Table 2: Comparison of financial condition

	October 31, 2014	October 31, 2013
Working capital	$(89,523)	$(67,227)
Current assets	$21,742	$6,226
Unproved mineral property	$11,697	$11,697
Total liabilities	$111,265	$73,453
Common stock and additional paid in capital	$550,195	$445,820
Deficit	$(634,753)	$(501,287)

Results of operations

YEARS ENDED OCTOBER 31, 2014 AND OCTOBER 31, 2013

Our operating results for the years ended October 31, 2014 and 2013 and the changes in our operating results between them are summarized in the table 3  below.

Table 3: Summary

	Year ended October 31,		Percentage	Changes between the years ended October 31,
	2014	2013	increase / (decrease)	2014 and 2013
Operating expenses	$ (136,740)	$ (151,524)	(9.8)%	$ (14,784)
Exploration tax credit	3,454	1,960	76.2%	1,494
Write-down of unproved mineral property	-	(3,600)	(100.0)%	3,600
Net loss	(133,286)	(153,164)	(13.0)%	(19,878)
Translation to reporting currency	6,615	(63)	(10,600.0)%	6,678
Comprehensive loss	$ (126,671)	$ (153,227)	(17.3)%	$ (26,556)

Revenue

During the years ended October 31, 2014 and 2013 we did not have any revenue generating operations.  We are presently an exploration stage company engaged in the search for mineral reserves. We can provide no assurance that we will be able to discover any commercially exploitable levels of mineral resources on our property, or, even if such resources are discovered, that we will be able to enter into commercial production of our mineral properties.

Operating Expenses

Our operating expenses for the years ended October 31, 2014 and 2013 consisted of the following:

Table 4: Changes in operating expenses

	Year ended October 31,		Percentage	Changes between the years ended October 31,
	2014	2013	increase / (decrease)	2014 and 2013
Operating expenses:
Administration	$ 52,728	$ 18,143	190.6%	$ 34,585
Accounting	14,342	11,876	20.8%	2,466
Bank charges	339	517	(34.4)%	(178)
Consulting	6,762	18,278	(63.0)%	(11,516)
Corporate communications	1,758	1,042	68.7%	716
Management fees	15,511	27,950	(44.5)%	(12,439)
Mineral exploration	1,843	14,220	(87.0)%	(12,377)
Office	3,675	13,241	(72.2)%	(9,566)
Professional fees	22,668	20,159	12.4%	2,509
Regulatory and filing	13,794	23,931	(42.4)%	(10,137)
Research and development	1,122	-	n/a	1,122
Travel and entertainment	1,796	1,039	72.9%	757
Foreign exchange	402	1,128	(64.4)%	(726)
	$ (136,740)	$ (151,524)	(9.8)%	$ (14,784)

Operating expenses.

Our operating expenses decreased by $14,784, or 9.8%, from $151,524 for the year ended October 31, 2013 to $136,740 for the year ended October 31, 2014.

The most significant year-to-date changes were:

•

Our administrative and accounting fees increased by $34,585 and $2,466, respectively. These increases were associated with increased workload associated with our entry into the License Agreement with Make Sence Inc., which was terminated on April 12, 2014, and financing activities we carried out during the year ended October 31, 2014.

•

Our consulting and management fees, as well as our office expenses decreased by $11,516, $12,439 and $9,566, respectively. These decreases resulted from our efforts to control our day-ta-day operating costs.

•

During the year ended October 31, 2014, we kept our exploration activities on the low level, which resulted in the $12,377 decrease to our exploration expenses as compared to the $14,220 we incurred in the previous year.

•

Due to decreased business activity, our regulatory and filing fees decreased by $10,137 from $23,931 for the year ended October 31, 2013 to $13,794 for the year ended October 31, 2014.

Liquidity

GOING CONCERN

The audited financial statements included in this annual report have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. We have not generated any revenues from operations since inception, have never paid any dividends and are unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. Our continuation as a going concern depends upon the continued financial support of our shareholders, our ability to obtain necessary debt or equity financing, and the attainment of profitable operations. Based upon our current plans, we expect to incur operating losses in future periods. At October 31, 2014, we had a working capital deficit of $89,523 and accumulated losses of $634,573 since inception. These factors raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we will be able to generate significant revenues in the future. Our audited financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

INTERNAL AND EXTERNAL SOURCES OF LIQUIDITY

Table 5: Working Capital

	At October 31,
	2014	2013
Current assets	$21,742	$6,226
Current liabilities	(111,265)	(73,453)
Working capital deficit	$(89,523)	$(67,227)

During the year ended October 31, 2014, our working capital deficit increased by $22,296, from $67,227 at October 31, 2013 to $89,523 at October 31, 2014. The increase in working capital deficit was primarily related to increases in accounts payable and accrued liabilities as well as amounts due to related parties, which were mainly associated with the License Agreement we entered into with Make Sence Inc.

Table 6: Cash Flows

	Year ended October 31
	2014	2013
Net cash used in operating activities	$(93,744)	$(112,494)
Net cash used in investing activities	-	(297)
Net cash provided by financing activities	104,375	-
Effect of exchange rate changes on cash	6,615	(63)
Net increase (decrease) in cash during period	$17,246	$(112,854)

Net cash used in operating activities. During the year ended October 31, 2014, we used $93,744 to support our operating activities. This cash was used to cover our operating loss of $133,286. The cash used in operations was offset by increases in our accounts payable and accrued liabilities of $16,938 and $19,988, respectively, increases in the amounts due to related parties of $886 and a $1,730 increase in GST recoverable.

During the year ended October 31, 2013, we used $112,494 to support our operating activities. This cash was used to cover our operating loss of $153,164 and to decrease our accrued liabilities by $11,986. These uses of cash were offset by increases in our accounts payable and amounts due to related parties of $39,067 and $7,816, respectively and by decreases in prepaids and GST recoverable of $1,114 and $59, respectively.

Net cash used in investing activities. During the year ended October 31, 2014, we did not spend any cash on acquisition of our mineral claims. During the year ended October 31, 2013, we spent $297 on acquisition of additional mineral claims.

Net cash provided by financing activities. During the year ended October 31, 2014, we issued 890,000 shares of our common stock for gross proceeds of $107,375 pursuant to Regulation S of the Securities Act of 1933, as amended (the “Act”). The subscribers represented that they were not “U.S. Persons” as that term is defined in Regulation S of the Act. We paid a finder, who was not a US Person, a finder’s fee totaling $3,000.

We did not have any financing activities during the year ended October 31, 2013.

Capital Resources

Future exploration of our mineral claims is subject to our ability to obtain the necessary funding. We expect to raise funds through sales of debt or equity securities. We have no committed sources of capital.  If we are unable to raise funds as and when we need them, we may be required to curtail, or even to cease, our operations.

As of October 31, 2014, we had cash on hand of $21,512, which raises substantial doubt about our continuation as a going concern.

Contingencies and Commitments

We had no contingencies at October 31, 2014.

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

Our significant accounting policies are disclosed in the notes to the audited financial statements for the year ended October 31, 2014, included in this Annual Report on Form 10-K. The following accounting policies have been determined by our management to be the most important to the portrayal of our financial condition and results of operation:

Revenue Recognition

Revenue is recognized when pervasive evidence of an agreement exists, when it is received or when the income is determinable and collectability is reasonably assured.

Foreign Currency Translation and Transaction

Our functional currency is the Canadian dollar and reporting currency is the United States dollar.  We translate assets and liabilities to US dollars using year-end exchange rates, translate unproved mineral properties using historical exchange rates, and translate revenues and expenses using average exchange rates during the period. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in US dollars. We have not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Fair Value of Financial Instruments

Our financial instruments include cash, accounts receivable, accounts payable, accrued liabilities and amounts due to  related parties. We believe the fair value of these financial instruments approximate their carrying values due to their short maturities.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash.

At October 31, 2014, we had approximately $21,512 in cash on deposit with a large chartered Canadian bank, of which $6,778 was insured.  As part of our cash management process, we perform periodic evaluations of the relative credit standing of this financial institution.  We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash.

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

Not Applicable.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of CoreComm Solutions Inc.

We have audited the accompanying balance sheets of CoreComm Solutions Inc. (the “Company”) as at October 31, 2014 and 2013 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, these financial statements present fairly, in all material respects, the financial position of the Company as at October 31, 2014 and 2013 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

“DMCL”

DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

February 5, 2015

CORECOMM SOLUTIONS INC.
BALANCE SHEETS

	October 31, 2014	October 31, 2013

ASSETS

Current assets
Cash	$21,512	$4,266
GST recoverable	230	1,960
	21,742	6,226

Unproved mineral property	11,697	11,697
Total assets	$33,439	$17,923

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$73,561	$56,623
Accrued liabilities	29,002	9,014
Advances payable	70	-
Due to related parties	8,632	7,816
Total liabilities	111,265	73,453

Stockholders' deficit
Common stock, no par value, 200,000,000 authorized
7,806,661 and 6,916,661 issued and outstanding at
October 31, 2014 and 2013, respectively	576,375	472,000
Additional paid in capital	(26,180)	(26,180)
Accumulated other comprehensive income (loss)	6,552	(63)
Deficit	(634,573)	(501,287)
Total stockholder's deficit	(77,826)	(55,530)
Total liabilities and stockholders' deficit	$33,439	$17,923

The accompanying notes are an integral part of these audited financial statements

CORECOMM SOLUTIONS INC.
STATEMENTS OF OPERATIONS

	Year ended
	October 31, 2014	October 31, 2013

Operating expenses
Administration	$52,728	$18,143
Accounting	14,342	11,876
Bank charges	339	517
Consulting	6,762	18,278
Corporate communications	1,758	1,042
Management fees	15,511	27,950
Mineral exploration	1,843	14,220
Office	3,675	13,241
Professional fees	22,668	20,159
Regulatory and filing	13,794	23,931
Research and development	1,122	-
Travel and entertainment	1,796	1,039
Foreign exchange	402	1,128

	(136,740)	(151,524)
Other items
Exploration tax credit	3,454	1,960
Write-down of unproved mineral property	-	(3,600)
Net loss	(133,286)	(153,164)

Translation to reporting currency	6,615	(63)
Comprehensive loss	$(126,671)	$(153,227)

Loss per share - basic and diluted	$0.02	$0.02

Weighted average number of shares outstanding:	7,246,798	6,919,661

The accompanying notes are an integral part of these audited financial statements

CORECOMM SOLUTIONS INC.
STATEMENTS OF STOCKHOLDERS' DEFICIT

			Additional Paid-in	Accumulated Other	Accumulated
	Shares	Amount	Capital	Comprehensive Loss	Deficit	Total

Balance at October 31, 2012	6,916,661	$472,000	$(27,180)	$-	$(348,123)	$96,697
Donated services		-	1,000	-	-	1,000
Translation to reporting currency		-	-	(63)	-	(63)
Net loss for the year ended October 31, 2013	-	-	-	-	(153,164)	(153,164)
Balance at October 31, 2013	6,916,661	472,000	(26,180)	(63)	(501,287)	(55,530)
Common stock issued	890,000	104,375	-	-	-	104,375
Translation to reporting currency	-	-	-	6,615	-	6,615
Net loss for the year ended October 31, 2014	-	-	-	-	(133,286)	(133,286)
Balance at October 31, 2014	7,806,661	$576,375	$(26,180)	$6,552	$(634,573)	$(77,826)

The accompanying notes are an integral part of these audited financial statements

CORECOMM SOLUTIONS INC.
STATEMENTS OF CASH FLOWS

	Year ended
	October 31, 2014	October 31, 2013
Cash flow used in in operating activities
Net loss	$(133,286)	$(153,164)
Adjustments to reconcile net loss to net cash used in operating activities
Donated services	-	1,000
Property write-down	-	3,600

Changes in operating assets and liabilities
GST recoverable	1,730	59
Prepaids	-	1,114
Accounts payable	16,938	39,067
Accrued liabilities	19,988	(11,986)
Due to related parties	886	7,816
Net cash used in operating activities	(93,744)	(112,494)

Cash flows used in investing activities
Property acquisition	-	(297)
Net cash used in investing activities	-	(297)

Cash flows provided by financing activities
Shares issued	104,375	-
Net cash provided by financing activities	104,375	-

Translation gain (loss)	6,615	(63)

Net increase (decrease) in cash	17,246	(112,854)

Cash, beginning	4,266	117,120

Cash, ending	$21,512	$4,266

Supplemental disclosure of cash flow information
Cash paid during the period
Taxes	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these audited financial statements

CORECOMM SOLUTIONS INC.

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2014

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Nature of Operations

CoreComm Solutions Inc. (the “Company”, “CoreComm”) was incorporated on August 4, 2010, under the laws of the State of Nevada.  On April 15, 2011, the Company continued from the State of Nevada to British Columbia, Canada and changed its name to Venza Gold Corp. On January 8, 2014, the Company changed its name to CoreComm Solutions Inc.

CoreComm is an exploration stage company, and its principal business is the acquisition and exploration of mineral resources in British Columbia, Canada. The Company has not determined whether its properties contain mineral reserves that are economically recoverable.

The Company’s financial statements are prepared on a going concern basis in accordance with US generally accepted accounting principles (“GAAP”) which contemplate the realization of assets and discharge of liabilities and commitments in the normal course of business.  The Company is in the exploration stage.  It has not generated operating revenues to date, and has accumulated losses of $634,573 since inception.  The Company has funded its operations through the issuance of capital stock and debt.  Management plans to raise additional funds through equity and/or debt financings.  There is no certainty that further funding will be available as needed.  These factors raise substantial doubt about the ability of the Company to continue operating as a going concern.  The Company’s ability to continue its operations as a going concern, realize the carrying value of its assets, and discharge its liabilities in the normal course of business is dependent upon its ability to raise new capital sufficient to fund its commitments and ongoing losses, and ultimately on generating profitable operations.

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

CORECOMM SOLUTIONS INC.

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2014

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

The Company’s financial instruments consist of cash, accounts payable and amounts due to related parties. The carrying value of these financial instruments approximates their fair value based on their liquidity, their short-term nature or application of appropriate risk based discount rates to determine fair value. The Company is not exposed to significant interest, exchange or credit risk arising from these financial instruments.

Foreign Currency Translation and Transaction

The Company’s functional currency is the Canadian dollar and reporting currency is the United States dollar. The Company translates assets and liabilities to US dollars using year-end exchange rates, and translates revenues and expenses using average exchange rates during the period. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the other comprehensive income. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

CORECOMM SOLUTIONS INC.

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2014

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

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company incurred the following transactions with related parties that are not disclosed elsewhere in the financial statements:

	Year Ended October 31,
	2014	2013
Management fees incurred to a former director	$--	$17,653
Consulting and management fees incurred to a former officer	--	8,826
Mineral exploration and management fees incurred to a director	4,127	21,575
Management fees incurred to a former Chief Executive Officer	8,253	--
Management fees incurred to a former Chief Financial Officer	2,293	--
Management fees incurred to a Chief Executive and Financial Officer	2,685	--
Total transactions with related parties	$17,358	$48,054

At October 31, 2014, the Company owed $8,632 (2013 - $7,816) to related parties. The amounts bear no interest, are unsecured and due on demand.

During the year ended October 31, 2014, the Company received CDN$3,000 ($2,714) from a major shareholder and repaid CDN$2,900 ($2,606). At October 31, 2014, the Company owed $70 to the shareholder (2013 - Nil).

NOTE 4 - UNPROVED MINERAL PROPERTIES

At October 31, 2014, the Company held interest in three mineral exploration claims located in the vicinity of Osoyoos, British Columbia. To keep the claims in good standing, the Company is required to incur exploration expenses of approximately CDN$678 ($601) per year for the next two years and CDN$5,540 ($4,914) per year thereafter.

CORECOMM SOLUTIONS INC.

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2014

NOTE 5 - COMMON STOCK

On January 8, 2014, the Company completed a private placement and issued 300,000 common shares at a price of $0.10 per share for gross proceeds of $30,000 and paid finders a cash commission totalling $3,000 associated with this offering.

On July 31, 2014, the Company completed a private placement and issued 325,000 common shares at a price of $0.075 per share for gross proceeds of $24,375.

On October 31, 2014, the Company completed a private placement and issued 265,000 common shares at a price of $0.20 per share for gross proceeds of $53,000.

NOTE 6 - INCOME TAXES

A reconciliation of income taxes at statutory rates is as follows:

	Year ended October 31,
	2014	2013
Loss before income taxes	$(133,286)	$(153,164)
Statutory tax rate	25%	25%
Expected recovery of income taxes	(33,321)	(38,291)
Change in valuation allowance	33,321	38,291
	$--	$--

The Company’s tax-effected deferred income tax assets and liabilities are estimated as follows:

	Year ended October 31,
	2014	2013
Non-capital losses carried forward	$164,538	$131,217
Mineral properties	900	900
Less: Valuation allowance	(165,438)	(132,117)
	$--	$--

NOTE 7 - SUBSEQUENT EVENTS

Software Purchase Agreement

On January 8, 2015, the Company entered into a software purchase agreement with Hampshire Capital Limited (the “Vendor”) to acquire the Vgrab software application (the “Vgrab”). Vgrab is developed for use with smartphones using the Android and Apple iOS operating systems allowing users to redeem vouchers on their smartphones at a number of retailers and merchants. In consideration for the Vgrab Software, the Company agreed to issue to the Vendor a total of 22,500,000 shares of its common stock.

Private Placement

On January 8, 2015, the Company issued 500,000 shares of its common stock at a price of $0.20 per share for gross proceeds of $100,000.

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

Report on Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer is responsible for establishing and maintaining internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of October 31, 2014.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on the assessment, our Chief Executive Officer and Chief Financial Officer determined that, as of October 31, 2014, our internal control over financial reporting is effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the fourth quarter of the last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B:  OTHER INFORMATION

On February 4, 2015, the British Columbia Securities Commission ("BCSC") issued a cease trade order against our company for failure to file an Annual Information Form under National Instrument 51-102.  The cease trade order will remain in effect until such time as we file the AIF with the BCSC.

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Table 7 contains certain information regarding our directors, executive officers and key personnel.

Table 7: Directors and officers

Name	Age	Position
Nelson Da Silva	54	Chief Executive Officer, Chief Financial Officer, President and Director
Gerald Diakow	65	Director, Vice-President Exploration

Set forth below is a brief description of the background and business experience of our executive officers and directors:

Mr. Da Silva has over 25 years of experience working with numerous mining companies in the public sector. From 2009 to 2012, Mr. Da Silva worked with Rain Communications Corp, a full service investor relations firm specializing in early stage mining and exploration companies. For the past two years, Mr. Da Silva has been providing consulting services as an independent contractor.

Gerald Diakow has served as a member of our Board of Directors and as Vice-President Exploration since April 15, 2012; during the year ended October 31, 2013, Mr. Diakow also served as our Principal Accounting and Executive Officer. Since May 2008, Mr. Diakow has served as Chief Executive Officer, President and director of Velocity Minerals Ltd., a company listed on the TSX Venture Exchange engaged in the exploration of mineral projects in western Canada. From March 2008, until December 2006, Mr. Diakow worked as a field geologist for Liberty Star Uranium and Metals Corp., an Arizona based mineral exploration company listed on the OTC Bulletin Board and the Frankfurt Stock Exchange in Germany. Mr. Diakow is a mineral explorer and prospector with over thirty years’ experience in the mining industry having begun his career in the early seventies. He has worked for several major mining corporations (Union Carbide, Canadian Superior) and has been involved in all aspects of mineral exploration and development, both in Canada and internationally. His skills include managing operations and logistics, strategic planning and regulatory issues (mining, worker safety and environmental). He has been involved with mineral properties containing diamonds, platinum group metals, gold, silver, copper, nickel, molybdenum, gypsum, limestone, gabbro, perlite, placer gold and gravel deposits. Mr. Diakow is also a member of the B.C. and Yukon Chamber of Mines and the Society of Economic Geologists.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act and the rules thereunder require our officers and directors, and persons who own more than 10% of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies.  To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, the following persons have, during the fiscal year ended October 31, 2014, failed to file, on a timely basis, the reports required by Section 16(a) of the Exchange Act:

•

Mr. Da Silva was late filing the Form 4 reflecting the change in his ownership of securities when he subscribed to a total of 50,000 shares of our common stock.

•

James Hyland, our former Chief Financial Officer, was appointed as our CFO on December 2, 2013.  Mr. Hyland filed his Form 3 reflecting his status as a director and officer of CoreComm Solutions Inc. on December 19, 2013.

Corporate Governance

Our board of directors does not have a compensation committee or a nominating committee.  We believe this is appropriate, given the small size of our company and the stage of our development.  We have not adopted any procedures by which our security holders may recommend nominees to our board of directors and that has not changed during the last fiscal year.

Our audit committee consists of Nelson Da Silva, our CEO, CFO, President and a director, and Gerald Diakow, a director.  None of the members of our board of directors qualify as an “audit committee financial expert”, as defined by Item 407 of Regulation S-K promulgated under the Securities Act and the Exchange Act. We are dependent on financial advice from external financial consulting firm, which we believe is appropriate, given the small size of our company and the stage of our development.

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

ITEM 11: EXECUTIVE COMPENSATION

Table 8 summarizes all compensation for the 2014 and 2013 fiscal years received by our Chief Executive Officer, our two most highly compensated executive officers who earned more than $100,000 and up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of the last completed fiscal year (collectively, the “Named Executive Officers”).

Table 8: Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Nelson Da Silva [1]	2014	$0	$0	$0	$0	$0	$0	$2,685	$2,685
CEO, CFO, President & Director	2013	$0	$0	$0	$0	$0	$0	$0	$0

Gerald Diakow [2]	2014	$0	$0	$0	$0	$0	$0	$4,127	$4,127
Vice President Exploration & Director	2013	$0	$0	$0	$0	$0	$0	$21,575	$21,575

Patrick Fitzsimmons [3]	2014	$0	$0	$0	$0	$0	$0	$8,253	$8,253
Former CEO, President & Director	2013	$0	$0	$0	$0	$0	$0	$0	$0

James Hyland [4]	2014	$0	$0	$0	$0	$0	$0	$2,293	$2,293
Former CFO & Director	2013	$0	$0	$0	$0	$0	$0	$0	$0

Ralph Biggar [5]	2014	$0	$0	$0	$0	$0	$0	$0	$0
Former President & Director	2013	$0	$0	$0	$0	$0	$0	$17,653	$17,653

Denis Zyrianov [6]	2014	$0	$0	$0	$0	$0	$0	$0	$0
Former CFO	2013	$0	$0	$0	$0	$0	$0	$8,826	$8,826

Notes:

1.

Mr. Da Silva was appointed as a member of our Board of Directors, President, CEO, CFO and a member of our Board of Directors on May 21, 2014. During the year ended October 31, 2014, we paid Mr. Da Silva $2,685 in management fees.

2.

Mr. Diakow was appointed as Vice President Exploration and as a member of our Board of Directors on April 15, 2012; on July 26, 2013, we appointed Mr. Diakow as our Chief Financial Officer and President. On December 2, 2013, Mr. Diakow resigned as CEO and President of the Company but continues to serve as our director and Vice President Exploration. During the year ended October 31, 2014, we paid Mr. Diakow $2,293 in management fees and $1,834 in mineral property exploration fees. During the year ended October 31, 2013, we paid $7,355 in management fees paid directly to Mr. Diakow and $14,220 for mineral property exploration work to the company wholly owned by Mr. Diakow.

3.

Mr. Fitzsimmons was appointed as a member of our Board of Directors, President and CEO on December 2, 2013.  Mr. Fitzsimmons resigned from all posts he held on May 21, 2014. During the course of his service, we paid Mr. Fitzsimmons $8,253 for the management services he provided to the Company.

4.

Mr. Hyland was appointed as a member of our Board of Directors and CFO on December 2, 2013.  Mr. Hyland resigned from his position on April 11, 2014. During the course of his service, we paid Mr. Hyland $2,293 for the management services he provided to the Company.

5.

Mr. Biggar was appointed as a member of our Board of Directors on August 20, 2010, and as President on September 1, 2011.  Mr. Biggar resigned from all posts he held on July 26, 2013. We agreed to pay Mr. Biggar a consulting fee of $5,000 Cdn per month in consideration of Mr. Biggar providing us with his services as a director, President and CFO.  On February 1, 2013, we entered into a management consulting agreement with Mr. Biggar and revised the consulting fee paid to Mr. Biggar to $2,500 Cdn per month. Based on the contract, Mr. Biggar’s services included but were not limited to: (i) acquisition of our mineral projects and (ii) general business direction and operation of our Company. The contract was terminated as of June 30, 2013 ending our obligation to pay Mr. Biggar the agreed upon consulting fees.

6.

Mr. Zyrianov served as our Chief Financial Officer since October 1, 2011 and until February 12, 2013.  Since October 1, 2011, we have paid Mr. Zyrianov $1,000 Cdn per month (plus applicable taxes) in accordance with his consulting agreement dated October 1, 2011.  Upon his resignation Mr. Zyrianov continued providing us with consulting services for which we agreed to reimburse Mr. Zyrianov at $3,000 Cdn per financial quarter. Mr. Zyrianov’s services included the review and preparation of our financial statements as well as general corporate service matters. Mr. Zyrianov discontinued providing his services during the 3rd quarter of the fiscal 2013 year.

Other than the consulting agreements with Denis Zyrianov and Ralph Biggar, we have not entered into any employment and/or consulting agreements with any other executive officer or director.

Outstanding Equity Awards at Fiscal Year End

As at October 31, 2014, we did not have any outstanding equity awards.

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Table 9 presents, as of February 5, 2015, information regarding the beneficial ownership of our common stock with respect to each of our executive officers, each of our directors, each person known by us to own beneficially more than 5% of the common stock, and all of our directors and executive officers as a group.  Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power over securities.  Each individual or entity named has sole investment and voting power with respect to the shares of common stock indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted.

Table 9: Security ownership

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Shares(1)
Security Ownership, Directors and Officers

Common Shares	NELSON DA SILVA	210,000	2.52%
	Suite 810, 789 West Pender Street	Direct
	Vancouver, BC, Canada V6C 1H2

Common Shares	GERALD DIAKOW	200,000	2.41%
	1537 54th St	Direct
	Delta, BC, V4M 3H6

	All Officers and Directors as a Group	410,00	4.94%

Security Ownership, 5% Shareholders
Common Shares	RALPH BIGGAR	1,533,333	18.46%
	Suite 810, 789 West Pender Street	Direct
	Vancouver, BC, Canada V6C 1H2

Note:

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of our shares actually outstanding on February 5, 2015.  As of February 5, 2015, there were 8,306,661 common shares issued and outstanding.

Changes in Control

We are not aware of any arrangement, which may result in a change in control in the future.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director independence

Our common shares are quoted on the OTC Markets inter-dealer quotation system, which does not have director independence requirements.  For the purpose of determining director independence, we have adopted the independence requirements of Canadian National Instrument 52-110 - Audit Committees (“NI 52-110”) as we are an OTC reporting issuer in the province of British Columbia. NI 52-110 recommends that the Board of Directors of a public company be constituted with a majority of individuals who qualify as “independent” directors. An “independent” director is a director who has no direct or indirect material relationship with us. A material relationship is a relationship, which could, in the view of the Board of Directors, reasonably interfere with the exercise of a director’s independent judgment. Nelson Da Silva is not an independent director because of his position as CEO, CFO and President and Gerald Diakow is not an independent director because he previously served as our sole executive officer.

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

i.

Any of our directors or officers;

ii.

Any person proposed as a nominee for election as a director;

iii.

Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding common shares;

iv.

Any of our promoters; and

v.

Any relative or spouse of any of the foregoing persons who has the same house as such person.

Ralph Biggar

During the past two fiscal years and up to the date of the filing of this Annual Report on the Form 10-K, we have entered into the following related party transactions with Ralph Biggar, our former President and director:

a)

On February 1, 2013, we entered into a consulting agreement with Mr. Biggar, whereby we agreed to pay him $2,500 Cdn per month. The contract was terminated as of June 30, 2013, ending our obligation to pay Mr. Biggar the agreed upon consulting fees

b)

On March 17, 2014, Mr. Biggar advanced us CDN$3,000 ($2,714). As of the date of this report, we repaid CDN$2,900 ($2,606).

Gerald Diakow

During the past two fiscal years and up to the date of the filing of this Annual Report on the Form 10-K, we have entered into the following related party transactions with Gerald Diakow, our Vice President Exploration and a director:

a)

During the year ended October 31, 2013, we paid $14,220 to a company owned by Mr. Diakow, for exploration work conducted on the OS Gold Claim.

b)

During the year ended October 31, 2014, we paid $1,834 to Mr. Diakow, for exploration work conducted on the OS Gold Claim.

c)

During the year ended October 31, 2014, we paid $2,293 (2012 - $7,355) to Mr. Diakow, in management fees.

Denis Zyrianov

During the past two fiscal years and up to the date of the filing of this Annual Report on the Form 10-K, we have entered into the following related party transactions with Denis Zyrianov, our former Chief Financial Officer:

a)

During the year ended October 31, 2013, in addition to management fees stipulated under our consulting agreement dated October1, 2011, we paid Mr. Zyrianov $5,884 in consulting fees. We did not have any transactions with Mr. Zyrianov during the year ended October 31, 2014.

Patrick Fitzsimmons

During the past two fiscal years and up to the date of the filing of this Annual Report on the Form 10-K, we have entered into the following related party transactions with Patrick Fitzsimmons, our former Chief Executive Officer and President, and a director:

a)

Mr. Fitzsimmons was appointed as a member of our Board of Directors, President and CEO on December 2, 2013.  Mr. Fitzsimmons resigned from all posts he held on May 21, 2014. During the course of his service, we paid Mr. Fitzsimmons $8,253 for the management services he provided to the Company.

James Hyland

During the past two fiscal years and up to the date of the filing of this Annual Report on the Form 10-K, we have entered into the following related party transactions with James Hyland, our former Chief Financial Officer and a director:

a)

Mr. Hyland was appointed as our CFO on December 2, 2013.  Mr. Hyland resigned from his position on April 11, 2014. During the course of his service, we paid Mr. Hyland $2,293 for the management services he provided to the Company.

Nelson Da Silva

During the past two fiscal years and up to the date of the filing of this Annual Report on the Form 10-K, we have entered into the following related party transactions with Nelson Da Silva, our Chief Executive Officer, Chief Financial Officer, President and a director:

a)

Mr. Da Silva was appointed as our President, CEO, CFO and a member of our Board of Directors on May 21, 2014. During the year ended October 31, 2014, we paid Mr. Da Silva $2,685 in management fees.

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

2014 - $14,578 - Dale Matheson Carr-Hilton Labonte LLP

2013 - $11,386 - Dale Matheson Carr-Hilton Labonte LLP

(2)  Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2013 - $0 - Dale Matheson Carr-Hilton Labonte LLP

2013 - $0 - Dale Matheson Carr-Hilton Labonte LLP

(3)  Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2013 - $1,155 - Dale Matheson Carr-Hilton Labonte LLP

2013 - $2,697 - Dale Matheson Carr-Hilton Labonte LLP

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

ITEM 15: EXHIBITS

The following table sets out the exhibits either filed herewith or incorporated by reference.

Exhibit	Description
3.1	Notice of Articles.(6)
3.2	Articles.(1)
3.3	Certificate of Continuation.(2)
3.3	Certificate of Change of Name.(6)
10.1	Consulting Agreement dated October 1, 2011 between the Company and Denis Zyrianov. (1)
10.2	Property Purchase Agreement dated April 11, 2012 between the Company and Gerald Diakow.(1)
10.3	Consulting Agreement dated February 1, 2013 between the Company and Ralph Biggar. (4)
10.4	License Agreement between the Company and Make Sence, Inc. dated December 2, 2013 (5)
10.4	Software Purchase Agreement between the Company and Hampshire Capital Limited. dated January 8, 2015 (7)
16.1	Code of Ethics. (3)
31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a).(8)
32.1	Certification pursuant to Section 1350 of Title 18 of the United States Code.(8)
99.1	Audit Committee Charter(3)
101

The following financial statements from the registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2014, formatted in XBRL: (i) Balance Sheets; (ii) Statements of Operations; (iii) Statement of Stockholders’ Deficit (iv) Statements of Cash Flows; (v) Notes to the Financial Statements.

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

(6)  Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on January 9, 2014.

(7)  Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on January 14, 2015.

(8)  Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   February 6, 2015

CORECOMM SOLUTIONS INC.

By:	/s/ Nelson Da Silva
Nelson Da Silva, Chief Executive Officer, (Principal Executive Officer) Chief Financial Officer, (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

Signature	Title	Date

/s/ Nelson Da Silva	Chief Executive Officer, (Principal Executive Officer) Chief Financial Officer, (Principal Accounting Officer), President and Member of the Board of Directors	February 6, 2015

/s/ Gerald Diakow	Member of the Board of Directors	February 6, 2015