Form 10-Q
period 2015-01-31
VGRAB COMMUNICATIONS INC.
filed 2015-03-17
CIK 1551887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2015

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to_______

Commission File Number 000-54800

VGRAB COMMUNICATIONS INC.

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

As of March 16, 2015, the number of shares of the registrant’s common stock outstanding was 30,806,661.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

VGRAB COMMUNICATIONS INC.

(FORMERLY CORECOMM SOLUTIONS INC.)

BALANCE SHEETS

	January 31, 2015	October 31, 2014
	(unaudited)
ASSETS

Current assets
Cash	$80,453	$21,512
GST recoverable	2,236	230
	82,689	21,742

Unproved mineral property	-	11,697
Total assets	$82,689	$33,439

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$78,832	$73,561
Accrued liabilities	16,670	29,002
Advances payable	62	70
Due to related parties	7,653	8,632
Total liabilities	103,217	111,265

Stockholders' deficit
Common stock, no par value, 200,000,000 authorized 8,306,661 and 7,806,661 issued and outstanding at January 31, 2015 and October 31, 2014, respectively	676,375	576,375
Additional paid in capital	(26,180)	(26,180)
Accumulated other comprehensive income	10,867	6,552
Deficit	(681,590)	(634,573)
Total stockholders' deficit	(20,528)	(77,826)
Total liabilities and stockholders' deficit	$82,689	$33,439

The accompanying notes are an integral part of these interim financial statements

VGRAB COMMUNICATIONS INC.

(FORMERLY CORECOMM SOLUTIONS INC.)

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended
	January 31, 2015	January 31, 2014

Operating expenses
Administration	$25,734	$18,692
Accounting	2,573	1,869
Bank charges	342	127
Consulting	1,064	3,738
Corporate communications	492	1,548
Management fees	-	10,281
Mineral exploration	2,573	-
Office	388	2,658
Professional fees	7,395	16,911
Regulatory and filing	2,984	7,266
Research and development	-	1,122
Travel and entertainment	-	935
Foreign exchange	(8,225)	334
	(35,320)	(65,481)

Other item
Write-down of unproved mineral property	(11,697)	-
Net loss	(47,017)	(65,481)

Translation to reporting currency	4,315	5,563
Comprehensive loss	$(42,702)	$(59,918)

Loss per share - basic and diluted	$0.01	$0.01

Weighted average number of shares outstanding:	7,931,661	7,083,694

The accompanying notes are an integral part of these interim financial statements

VGRAB COMMUNICATIONS INC.

(FORMERLY CORECOMM SOLUTIONS INC.)

STATEMENT OF STOCKHOLDERS' DEFICIT

(UNAUDITED)

			Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total

Balance at October 31, 2013	6,916,661	$472,000	$(26,180)	$(63)	$(501,287)	$(55,530)

Common stock issued	300,000	27,000	-	-	-	27,000
Translation to reporting currency	-	-	-	5,563	-	5,563
Net loss	-	-	-	-	(65,481)	(65,481)
Balance at January 31, 2014	7,216,661	499,000	(26,180)	5,500	(566,768)	(88,448)

Common stock issued	590,000	77,375	-	-	-	77,375
Translation to reporting currency	-	-	-	1,052	-	1,052
Net loss	-	-	-	-	(67,805)	(67,805)
Balance at October 31, 2014	7,806,661	576,375	(26,180)	6,552	(634,573)	(77,826)

Common stock issued	500,000	100,000	-	-	-	100,000
Translation to reporting currency	-	-	-	4,315	-	4,315
Net loss	-	-	-	-	(47,017)	(47,017)
Balance at January 31, 2015	8,306,661	$676,375	$(26,180)	$10,867	$(681,590)	$(20,528)

The accompanying notes are an integral part of these interim financial statements

VGRAB COMMUNICATIONS INC.

(FORMERLY CORECOMM SOLUTIONS INC.)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended
	January 31, 2015	January 31, 2014
Cash flow used in in operating activities
Net loss	$(47,017)	$(65,481)
Adjustment for non-cash item
Write-down of unproved mineral property	11,697	-
Changes in operating assets and liabilities
GST recoverable	(2,006)	(483)
Prepaids	-	(1,000)
Accounts payable	5,263	23,489
Accrued liabilities	(12,332)	4,837
Due to related parties	(979)	3,067
Net cash used in operating activities	(45,374)	(35,571)

Cash flows provided by financing activities
Shares issued	100,000	27,000
Net cash provided by financing activities	100,000	27,000

Translation gain	4,315	5,563

Net increase (decrease) in cash	58,941	(3,008)

Cash, beginning	21,512	4,266

Cash, ending	$80,453	$1,258

Supplemental disclosure of cash flow information
Cash paid during the period
Taxes	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these interim financial statements

VGRAB COMMUNICATIONS INC.

(FORMERLY CORECOMM SOLUTIONS INC.)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

JANUARY 31, 2015

(UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Nature of Operations

VGrab Communications Inc. (formerly Corecomm Solutions Inc.) (the “Company”) is a development stage company.

On January 8, 2015, the Company entered into a software purchase agreement with Hampshire Capital Limited (the “Vendor”) to acquire the Vgrab software application (“Vgrab”). Vgrab is developed for use with smartphones using the Android and Apple iOS operating systems allowing users to redeem vouchers on their smartphones at a number of retailers and merchants. On February 10, 2015, the Company completed the acquisition of VGrab (Note 2). As a result of the agreement, the Company changed its principal business focus from the acquisition and exploration of mineral resources to the software application and changed its name to VGrab Communications Inc. on February 13, 2015.

Basis of presentation

The unaudited interim financial statements of the Company are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended October 31, 2014, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The interim unaudited financial statements should be read in conjunction with those financial statements for the year ended October 31, 2014 included in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended January 31, 2015, are not necessarily indicative of the results that may be expected for the year ending October 31, 2015.

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

NOTE 2 - SOFTWARE PURCHASE AGREEMENT

On February 10, 2015, the Company completed the acquisition of VGrab. In consideration, the Company issued 22,500,000 shares of its common stock to the Vendor.

NOTE 3 - RELATED PARTY TRANSACTIONS

During the three months ended January 31, 2015 and 2014, the Company incurred the following transactions with related parties:

	Three Months Ended January 31,
	2015	2014
Mineral exploration and management fees incurred to a former director	$-	$2,337
Management fees incurred to a former Chief Executive Officer	-	5,608
Management fees incurred to a former Chief Financial Officer	-	2,337
Total transactions with related parties	$-	$10,282

At January 31, 2015, the Company owed $7,653 (October 31, 2014 - $8,632) to related parties. The amounts bear no interest, are unsecured and due on demand.

NOTE 4 - UNPROVED MINERAL PROPERTIES

The Company holds interest in three mineral exploration claims located in the vicinity of Osoyoos, British Columbia. To keep the claims in good standing, the Company is required to incur exploration expenses of approximately $678 per year for the next year and $5,540 per year thereafter.

Subsequent to the three months ended January 31, 2015, the Company closed the acquisition of the VGrab software (Note 2) and is no longer in the business of the acquisition and exploration of mineral resources. Management assessed that the carrying value of the property is not recoverable and as a result, the property is fully impaired as at January 31, 2015.

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

On January 8, 2015, the Company completed a private placement of 500,000 shares at $0.20 per share for gross proceeds of $100,000.

Subsequent to the quarter end, the Company issued 22,500,000 shares of its common stock to the Vendor of the VGrab software.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q filed by VGrab Communications Inc. contains forward-looking statements. These are statements regarding financial and operating performance and results and other statements that are not historical facts. The words “expect,” “project,” “estimate,” “believe,” “anticipate,” “intend,” “plan,” “forecast,” and similar expressions are intended to identify forward-looking statements. Certain important risks could cause results to differ materially from those anticipated by some of the forward-looking statements. These risks include, among other things: general economic conditions; our ability to raise enough money to continue our operations; changes in regulatory requirements that adversely affect our business; customer acceptance of our proprietary software application; and other risks and uncertainties as set forth in “Part II - Item 1A - Risk Factors”.

Forward-looking statements are based on a number of material factors and assumptions, including, but not limited to, the economic conditions will continue to show modest improvement in the near to medium future, no material change to competitive environment, we will be able to access sufficient qualified staff and there will be no material changes to the tax and other regulatory requirements governing us. While we consider these assumptions may be reasonable, based on information currently available to us, these assumptions may prove to be incorrect. Actual results may vary from such forward-looking information for a variety of reasons, including but not limited to risks and uncertainties disclosed in the section titled "Part II - Item 1A - Risk Factors.”

We caution you not to place undue reliance on these forward-looking statements, which reflect our management’s view only as of the date of this report.  We are not obligated to update these statements or publicly release the results of any revisions to them to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events unless required by applicable securities laws. You should refer to, and carefully review, the information in future documents we file with the United States Securities and Exchange Commission (the “SEC”).

General

You should read this discussion and analysis in conjunction with our interim unaudited financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and related notes for the fiscal year ended October 31, 2014 included in our Annual Report on Form 10-K. The inclusion of supplementary analytical and related information may require us to make estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position taken as a whole. Actual results may vary from the estimates and assumptions we make.

Overview

We were incorporated on August 4, 2010, under the laws of the State of Nevada under the name “SOS Link Corporation”. On April 15, 2011, we changed our place of incorporation from the State of Nevada to the Province of British Columbia, Canada and concurrently changed our name to “Venza Gold Corp.”.  The change from Nevada to British Columbia was approved by our shareholders on April 14, 2011.  On January 6, 2014, we changed our name to “CoreComm Solutions Inc.” and on February 13, 2015, we changed our name to VGrab Communications Inc. to reflect our current business.

On January 8, 2015, we entered into a software purchase agreement (the “Software Purchase Agreement”) with Hampshire Capital Limited (“Hampshire”) to acquire the VGrab software application (the “VGrab Application”). The VGrab Application is developed for use with smartphones using the Android and Apple iOS operating systems allowing users to redeem vouchers on their smartphones at a number of retailers and merchants.

In addition, we continue to hold 100% interest in the OS Gold Property located in the vicinity of Osoyoos, British Columbia, Canada. As a result of our entry into the Software Purchase Agreement, we have suspended operations on the OS Gold Property.

Recent Corporate Events

The following corporate developments have occurred during the first quarter ended January 31, 2015, and up to the date of the filing of this Quarterly Report:

Private Placement

On January 9, 2015, we issued 500,000 shares of our common stock at $0.20 per share for gross proceeds of $100,000. The shares were issued as part of the private placement offering announced by us on September 8, 2014. In order to accommodate the oversubscription, our board of directors increased the size of the offering from 500,000 shares to 765,000 shares.

The offering was made to persons who are not residents of the United States and are otherwise not “U.S. Persons” as that term is defined in Rule 902(k) of Regulation S of the U.S. Securities Act of 1933 (the “U.S. Securities Act”).  The proceeds of the offering are used for working capital purposes.

Acquisition of the VGrab Software Application

On February 10, 2015, we completed the Software Purchase Agreement for the acquisition of the VGrab software application. The VGrab Application is a free mobile voucher application that allows users to redeem vouchers from various merchants and retailers. In consideration of the VGrab Application, we issued a total of 22,500,000 shares of our common stock to Hampshire. The transaction resulted in a change of control as Hampshire now owns 23,000,000 common shares, representing 74.7% of issued and outstanding shares of our common stock.

Changes in Directors and Officers

On February 10, 2015, and in conjunction with closing the Software Purchase Agreement, Nelson Da Silva resigned as our Chief Executive Officer, Chief Financial Officer and President and Gerald Diakow resigned as our director. These resignations were not due to, and were not caused by, in whole or in part, any disagreements with the Company, whether related to our operations, policies, practices or otherwise. On the same date we appointed Jacek (Jack) P. Skurtys as our Chief Executive Officer, Chief Financial Officer, President and a director.

Change of Name and Ticker Symbol

On February 13, 2015, we changed our name to VGrab Communications Inc. (the “Name Change”) and our common shares commenced trading on the OTC Markets under the new ticker symbol “VGRBF”.

Summary of financial condition

The following table summarizes and compares our financial condition at January 31, 2015 and October 31, 2014.

	January 31, 2015	October 31, 2014
Working capital	$(20,528)	$(89,523)
Current assets	$82,689	$21,742
Unproved mineral property	$ -	$11,697
Total liabilities	$103,217	$111,265
Common stock and additional paid in capital	$650,195	$550,195
Deficit	$(681,590)	$(634,753)

Results of Operation

Our operating results for the three months ended January 31, 2015 and 2014 and the changes in the operating results between those periods are summarized in the table below.

Three Months Summary

	Three Months Ended January 31,		Percentage Increase /	Changes Between the Periods Ended January 31,
	2015	2014	(Decrease)	2015 and 2014
Operating expenses	$ 35,320	$ 65,481	(46.1)%	$ (30,161)
Write-down of unproved mineral property	11,697	-	n/a	11,697
Net loss	47,017	65,481	(28.2)%	(18,464)
Translation to reporting currency	(4,315)	(5,563)	(22.4)%	(1,248)
Comprehensive loss	$ 42,702	$ 59,918	(28.7)%	$ (17,216)

Revenue

During the three months ended January 31, 2015 and 2014 we did not have any revenue generating operations.  We are presently a development stage company engaged in a software application development, marketing and distribution. We can provide no assurances that we will be able to generate enough cash flow from our operations to support our ongoing operations.

Operating Expenses

Our operating expenses for the three months ended January 31, 2015 and 2014 consisted of the following:

	Three Months Ended January 31,		Percentage Increase /	Changes Between the Periods Ended January 31,
	2015	2014	(Decrease)	2015 and 2014
Operating expenses
Administration	$ 25,734	$ 18,692	37.7%	$ 7,042
Accounting	2,573	1,869	37.7%	704
Bank charges	342	127	169.3%	215
Consulting	1,064	3,738	(71.5)%	(2,674)
Corporate communications	492	1,548	(68.2)%	(1,056)
Management fees	-	10,281	(100.0)%	(10,281)
Mineral exploration	2,573	-	n/a	2,573
Office	388	2,658	(85.4)%	(2,270)
Professional fees	7,395	16,911	(56.3)%	(9,516)
Regulatory and filing	2,984	7,266	(58.9)%	(4,282)
Research and development	-	1,122	(100.0)%	(1,122)
Travel and entertainment	-	935	(100.0)%	(935)
Foreign exchange (gain) / loss	(8,225)	334	(2562.6)%	(8,559)
	$ 35,320	$ 65,481	(46.1)%	$ 30,161

Our operating expenses decreased by $30,161, or 46.1% from $65,481, for the three months ended January 31, 2014 to $35,320 for the three months ended January 31, 2015.

The most significant year-to-date changes were:

•

Our administrative and accounting fees increased by $7,042 and $704, respectively. These increases were associated with increased workload associated with our entry into the Software Purchase Agreement to acquire VGrab Application.

•

Our consulting and management fees, as well as our office expenses decreased by $2,674, $10,281 and $2,270, respectively. These decreases resulted from our efforts to control our day-ta-day operating costs.

•

During the three months ended January 31, 2015, we incurred $2,573 associated with the preparation of the geological report on our OS Gold Property.

•

Our professional and regulatory and filing fees decreased by $9,516 and $4,282, respectively, which was directly associated with our efforts to control our day-to-day operating costs.

Other Items

With acquisition of the VGrab Application software we have terminated our property acquisition and exploration activities. Since we will not be able to recover the carrying value of the OS Gold Property, we wrote off $11,697 in acquisition costs associated with our OS Gold Property.

Translation to Reporting Currency

Translation to reporting currency results from the difference between our functional currency, being the Canadian dollar, and reporting currency, being the United States dollar, and is caused by fluctuation in foreign exchange between the two currencies as well as different accounting treatment between various financial instruments.

Liquidity and Capital Resources

GOING CONCERN

The unaudited interim financial statements included in this Quarterly Report have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. We have not generated any revenues from operations since inception, have never paid any dividends and are unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. Our continuation as a going concern depends upon the continued financial support of our shareholders, our ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. Based upon our current plans, we expect to incur operating losses in future periods. At January 31, 2015, we had a working capital deficit of $20,528 and accumulated losses of $681,590 since inception. These factors raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we will be able to generate significant revenues in the future. These unaudited interim financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern. Therefore, we may be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

Working Capital

	At January 31, 2015	At October 31, 2014
Current assets	$82,689	$21,742
Current liabilities	(103,217)	(111,265)
Working capital deficit	$(20,528)	$(89,523)

During the three months ended January 31, 2015, our working capital deficit decreased by $68,995, from $89,523 at October 31, 2014 to $20,528 at January 31, 2015. The increase in working capital was primarily related to the increase in cash on hand which we received from the private placement financing; and overall decreases in current liabilities which resulted from our ability to repay some of our aged vendor payables.

Cash Flows

	Three Months Ended January 31,
	2015	2014
Net cash used in operating activities	$(45,374)	$(35,571)
Net cash from financing activities	100,000	27,000
Translation gain	4,315	5,563
Net increase (decrease) in cash during period	$58,941	$(3,008)

Net cash used in operating activities. During the three months ended January 31, 2015, we used $45,374 to support our operating activities. This cash was used to cover our operating expenses of $35,320, to increase our GST recoverable by $2,006 and to reduce our accrued liabilities and the amounts due to related parties by $12,332 and $979, respectively. These uses of cash were offset by increases in our trade accounts payable of $5,263.

During the three months ended January 31, 2014, we used $35,571 to support our operating activities. This cash was used to cover our operating loss of $65,481, increase GST recoverable by $483 and prepaids by $1,000. These uses of cash were offset by increases in accounts payable and accrued liabilities of $23,489 and $4,837, respectively, and by increases in amounts due to related parties of $3,067.

Non-cash transactions: Our net loss was effected by a write-off of the OS Gold Property totalling $11,697, which did not have any impact on the cash we used in operations.

Net cash provided by financing activities. On January 8, 2015, we issued 500,000 shares of our common stock for gross proceeds of $100,000 pursuant to Regulation S of the Securities Act of 1933, as amended (the “Act”). The subscriber represented that the company was not a “U.S. Person” as that term is defined in Regulation S of the Act.

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

Capital Resources

Our ability to continue the development and marketing of the VGrab software application is subject to our ability to obtain the necessary funding.  We expect to raise funds through sales of our debt or equity securities. We have no committed sources of capital.  If we are unable to raise funds as and when we need them, we may be required to curtail, or even to cease, our operations.

As of January 31, 2015, we had cash on hand of $80,453, which raises substantial doubt about our continuation as a going concern. We plan to mitigate our losses in future years by controlling our operating expenses and actively seeking new distribution channels for our VGrab Application. We cannot provide assurance that we will be successful in generating additional capital to support our development. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Our significant accounting policies are disclosed in the notes to the audited financial statements for the year ended October 31, 2014. The following accounting policies have been determined by our management to be the most important to the portrayal of our financial condition and results of operation:

Revenue Recognition

Revenue is recognized when pervasive evidence of an agreement exists, when it is received or when the income is determinable and collectability is reasonably assured.

Foreign Currency Translation and Transaction

Our functional currency is the Canadian dollar and reporting currency is the United States dollar.  We translate assets and liabilities to US dollars using year-end exchange rates, and translate revenues and expenses using average exchange rates during the period. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in US dollars. We have not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

At January 31, 2015, we had $80,453 in cash on deposit with a large chartered Canadian bank, of which $6,468 was insured.  As part of our cash management process, we perform periodic evaluations of the relative credit standing of this financial institution.  We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended January 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We were incorporated on August 4, 2010, and have been involved primarily in the acquisition and exploration of mineral properties. On December 2, 2013, we entered into a license agreement to market the Correlation Technology to English and Spanish education users. However, the license agreement was terminated in April 2014 due to lack of funds. On January 8, 2015, we entered into Software Purchase Agreement with Hampshire Capital Ltd., to develop and market VGrab Application to world-wide market.

Our ability to achieve and maintain profitability and positive cash flow from our new operations is dependent upon: (i) our ability to obtain and retain customers, (ii) attract and retain merchants who wish to offer deals through our VGrab Application, (iii) react to challenges from existing and new competitors; and (iv) increase the awareness of our brand domestically and internationally.

In order to continue our operations we will be required to raise additional capital through financing, which would be subject to a number of factors, including market fluctuations, customer confidence, and general economic condition.  These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.  Since our inception, we have used our common shares to raise money for our operations. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation.

Because we are a development stage company, our business has a high risk of failure.

We are a development stage company that has incurred net losses since inception, we have not attained profitable operations and we are dependent upon obtaining adequate financing to carry out our business activities.  The success of our business operations will depend upon our ability to obtain further financing to complete our planned development and marketing programs and to attain profitable operations. Development stage companies encounter difficulties in generating revenue from distribution of applications for the use with smart phones and there is a high risk of failure of these companies.  If we are not able to complete a successful development and marketing programs and attain sustainable profitable operations, then our business will fail.

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

We expect competition in e-commerce generally, and group buying in particular, to continue to increase. Our current and potential competitors range from large and established companies to emerging start-ups. Established companies have longer operating histories and more established relationships with customers and users, and they can use their experience and resources against us in a variety of competitive ways, including acquisitions, investing aggressively in research and development, and competing aggressively for advertisers and websites.

If our competitors are more successful than we are in developing compelling products or in attracting and retaining users, advertisers, and content providers, our potential for generating revenues and growth rates could decline.

Our success is dependent upon our ability to provide a superior mobile experience for our customers and merchants.

In order to continue to grow our mobile transactions, it is critical that our application works well with a range of mobile technologies, systems, networks and standards. Our business may be adversely affected if our customers choose not to access our offerings on their mobile devices, or use mobile devices that do not offer access to our mobile applications. Similarly, our business may suffer if our merchants choose not to advertise through our application.

We may be subject to claims that we violated intellectual property rights of others, which claims are extremely costly to defend and could require us to pay significant damages and limit our ability to operate.

Companies in the Internet and technology industries, and other patent and trademark holders seeking to profit from royalties in connection with grants of licenses, own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights.  We acquired the VGrab Application from an original developer, however, there may be intellectual property rights held by others, including patents, copyrighted works and/or trademarks, which cover significant aspects of our technology. Any intellectual property claim against us, regardless of merit, could be time consuming and expensive to settle or litigate and could divert management’s attention and other resources. These claims also could subject us to significant liability for damages and could result in our having to stop using technology or content found to be in violation of another party’s rights. We might be required or may opt to seek a license for rights to intellectual property held by others, which may not be available on commercially reasonable terms, or at all. Even if a license is available, we could be required to pay significant royalties, which would increase our operating expenses. We may also be required to develop alternative non-infringing technology, or content, which could require significant effort and expense and make us less competitive in the relevant market. Any of these results could harm our business and financial performance.

We have a limited number of products.

We are reliant on the marketing and sale of our VGrab Application.  If it does not achieve sufficient market acceptance, it will be difficult for us to achieve consistent profitability.

If our software is defective, it will adversely affect our business.

Our software may contain undetected errors, defects or bugs. Although we have not suffered significant harm from any errors, defects or bugs to date, we may discover significant errors, defects or bugs in the future that we may not be able to correct or correct in a timely manner. It is possible that errors, defects or bugs will be found in our existing or future software products and related services with the possible results of delays in, or loss of market acceptance of, our products and services, diversion of our resources, injury to our reputation, increased service and warranty expenses and payment of damages.

We have limited brand awareness and there is no assurance that we will be able to achieve brand awareness.

We have achieved limited brand awareness with respect to our VGrab Application.  There is no assurance that we will be able to achieve brand awareness.  In addition, we must develop a successful market for our products in order to complete sales. If we are not able to develop successful markets for our products, then such failure will have a material adverse effect on our business, financial condition and operating results.

We sometimes hold a significant portion of our cash in United States dollars, which could weaken our purchasing power in other currencies and limit our ability to conduct our development programs.

Currency fluctuations could affect the costs of our operations and affect our operating results and cash flows.  The appreciation of Canadian dollar against the U.S. dollar can increase the costs of our operations.

If we are unable to hire and retain key personnel, we may not be able to implement our business plan and our business will fail

Our success will largely depend on our ability to hire highly qualified personnel with experience in marketing, programming, data architecture and design. These individuals may be in high demand and we may not be able to attract the staff we need. In addition, we may not be able to afford the high salaries and fees demanded by qualified personnel, or may lose such employees after they are hired. Currently, we have not hired any key personnel. Our failure to hire key personnel when needed could have a significant negative effect on our business.

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

The JOBS Act will also allow our company to postpone the date by which it must comply with certain laws and regulations intended to protect investors and to reduce the amount of information provided in reports filed with the SEC.

The JOBS Act is intended to reduce the regulatory burden on “emerging growth companies”. We meet the definition of an “emerging growth company” and so long as we qualify as an “emerging growth company,” we will, among other things:

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

We intend to take advantage of all of the reduced regulatory and reporting requirements that are available to the Company so long as we qualify as an “emerging growth company”. We have elected not to opt out of the extension of time to comply with new or revised financial accounting standards available under Section 102(b)(1) of the JOBS Act. Among other things, this means that our independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of our internal control over financial reporting so long as we qualify as an “emerging growth company”, which may increase the risk that weaknesses or deficiencies in the internal control over financial reporting go undetected. Likewise, so long as we qualify as an “emerging growth company”, we may elect not to provide certain information, including certain financial information and certain information regarding compensation of executive officers, which would otherwise have been required to be provided in filings with the SEC, which may make it more difficult for investors and securities analysts to evaluate us. As a result, investor confidence in our company and the market price of our common stock may be adversely affected.

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

Our shares of common stock are listed on OTC Markets inter-dealer quotation system, which does not have director independence requirements.  For the purpose of determining director independence, we have adopted the independence requirements of Canadian National Instrument 52-110 - Audit Committees (“NI 52-110”) as we are an OTC reporting issuer in the province of British Columbia. NI 52-110 recommends that the Board of Directors of a public company be constituted with a majority of individuals who qualify as “independent” directors. An “independent” director is a director who has no direct or indirect material relationship with us. A material relationship is a relationship, which could, in the view of the Board of Directors, reasonably interfere with the exercise of a director’s independent judgment. None of our current directors can be considered independent.  Nelson Da Silva is not an independent director because of his prior position as CEO, CFO and President. Jacek (Jack) Skurtys is not an independent director because of his current position as CEO, CFO and President.

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

On February 10, 2015, we issued 22,500,000 common shares to the vendor of the VGrab software application in consideration of the Software Purchase Agreement.

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

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

The following table sets out the exhibits either filed herewith or incorporated by reference.

Exhibit	Description
3.1	Notice of Articles.(1)
3.2	Articles.(1)
3.3	Certificate of Continuation.(2)
10.1	Property Purchase Agreement dated April 11, 2012 between the Company and Gerald Diakow.(1)
10.2	License Agreement between the Company and Make Sence, Inc. dated December 2, 2013. (4)
10.3	Software Purchase Agreement between the Company and Hampshire Capital Limited, Inc. dated January 8, 2015. (5)
16.1	Code of Ethics. (3)
31	Certification pursuant to Rule 13a-14(a) and 15d-14(a).
32	Certification pursuant to Section 1350 of Title 18 of the United States Code.
99.1	Audit Committee Charter(3)
101

The following financial statements from the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2015, formatted in XBRL:

(i)    Balance Sheets;

(ii)   Statements of Operations;

(iii)  Statement of Stockholders’ Deficit;

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

(3)  Filed with the SEC as an exhibit to our Annual Report on Form 10-K filed on January 28, 2013

(4)  Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 4, 2013.

(5)  Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on January 14, 2015.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 17, 2015

VGRAB COMMUNICATIONS INC.

By:	/s/ Jacek (Jack) P. Skurtys
Jacek (Jack) P. Skurtys, Chief Executive Officer, Chief Financial Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

Signature	Title	Date

/s/ Jacek (Jack) P. Skurtys	President, Chief Executive Officer,	March 17, 2015
Jacek (Jack) P. Skurtys	(Principal Executive Officer), Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Member of the Board of Directors

/s/ Nelson Da Silva	Member of the Board of Directors	March 17, 2015
Nelson Da Silva