Form 10-Q
period 2015-04-30
VGRAB COMMUNICATIONS INC.
filed 2015-06-15
CIK 1551887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of June 15, 2015, the number of shares of the registrant’s common stock outstanding was 30,806,661.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

VGRAB COMMUNICATIONS INC.

(FORMERLY CORECOMM SOLUTIONS INC.)

BALANCE SHEETS

	April 30, 2015	October 31, 2014
	(unaudited)
ASSETS

Current assets
Cash	$33,714	$21,512
GST recoverable	1,919	230
Prepaids	5,686	-
	41,319	21,742

Intangibles, net	4,100,688	-
Unproved mineral property	-	11,697
Total assets	$4,142,007	$33,439

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$87,691	$74,419
Accrued liabilities	3,466	29,002
Due to related parties	67,299	7,844
Total liabilities	158,456	111,265

Stockholders' equity (deficit)
Common stock, no par value, 200,000,000 authorized
30,806,661 and 7,806,661 issued and outstanding at
April 30, 2015 and October 31, 2014, respectively	4,951,375	576,375
Additional paid in capital	(26,180)	(26,180)
Accumulated other comprehensive income	154,906	6,552
Deficit	(1,096,550)	(634,573)
Total stockholder's equity (deficit)	3,983,551	(77,826)
Total liabilities and stockholders' equity (deficit)	$4,142,007	$33,439

The accompanying notes are an integral part of these interim financial statements

VGRAB COMMUNICATIONS INC.

(FORMERLY CORECOMM SOLUTIONS INC.)

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended		Six months ended
	April 30, 2015	April 30, 2014	April 30, 2015	April 30, 2014

Operating expenses
Administration	$11,547	$20,395	$37,280	$39,087
Accounting	2,953	4,238	5,526	6,107
Amortization	320,108	-	320,108	-
Bank charges	370	296	712	423
Consulting	18,527	-	19,591	3,738
Corporate communications	1,441	128	1,933	1,676
Management fees	-	2,595	-	12,876
Office	-	-	389	2,658
Professional fees	1,904	(2,494)	9,299	14,417
Regulatory and filing	10,822	2,646	13,806	9,912
Software development	46,362	-	46,362	1,122
Travel and entertainment	-	-	-	935
Foreign exchange	926	(46)	(7,299)	288
Loss before other items	414,960	27,758	447,707	93,239

Other iterms
Mineral exploration	-	-	2,573	-
Write-down of unproved mineral properties	-	-	11,697	-
Net loss	(414,960)	(27,758)	(461,977)	(93,239)

Translation to reporting currency	144,039	(2,281)	148,354	3,282
Comprehensive loss	$(270,921)	$(30,039)	$(313,623)	$(89,957)

Loss per share - basic and diluted	$0.01	$0.00	$0.03	$0.01

Weighted average number of shares outstanding:	28,278,571	7,216,661	17,936,495	7,149,439

The accompanying notes are an integral part of these interim financial statements

VGRAB COMMUNICATIONS INC.

(FORMERLY CORECOMM SOLUTIONS INC.)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

(UNAUDITED)

	Shares	Amount	Stock Subscribed	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total

Balance at October 31, 2013	6,916,661	$472,000	$-	$(26,180)	$(63)	$(501,287)	$(55,530)

Common stock issued	300,000	27,000	-	-	-	-	27,000
Obligation to issue shares			9,000	-	-	-	9,000
Translation to reporting currency	-	-	-	-	3,282	-	3,282
Net loss for the six months ended April 30, 2014	-	-		-	-	(93,239)	(93,239)
Balance at April 30, 2014	7,216,661	499,000	9,000	(26,180)	3,219	(594,526)	(109,487)

Common stock issued	590,000	77,375	(9,000)	-	-	-	68,375
Translation to reporting currency	-	-	-	-	3,333		3,333
Net loss for the six months ended October 31, 2014	-	-	-	-		(40,047)	(40,047)
Balance at October 31, 2014	7,806,661	576,375	-	(26,180)	6,552	(634,573)	(77,826)

Common stock issued for cash	500,000	100,000	-	-	-	-	100,000
Common stock issued for software	22,500,000	4,275,000	-	-	-	-	4,275,000
Translation to reporting currency	-	-	-	-	148,354	-	148,354
Net loss for the six months ended April 30, 2015	-	-	-	-	-	(461,977)	(461,977)
Balance at April 30, 2015	30,806,661	$4,951,375	$-	$(26,180)	$154,906	$(1,096,550)	$3,983,551

The accompanying notes are an integral part of these interim financial statements

VGRAB COMMUNICATIONS INC.

(FORMERLY CORECOMM SOLUTIONS INC.)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended
	April 30, 2015	April 30, 2014
Cash flow used in in operating activities
Net loss	$(461,977)	$(93,239)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization	320,108	-
Write-down of unproved mineral property	11,697	-

Changes in operating assets and liabilities
GST recoverable	(1,712)	225
Prepaids	(5,625)	-
Accounts payable	(376)	50,801
Accrued liabilities	(4,971)	-
Due to related parties	60,000	3,625
Net cash used in operating activities	(82,856)	(38,588)

Cash flows provided by financing activities
Shares issued	100,000	27,000
Shares subscribed	-	9,000
Advances received	-	2,472
Net cash provided by financing activities	100,000	38,472

Effect of exchange rate changes on cash	(4,942)	(245)

Net increase (decrease) in cash	12,202	(361)

Cash, beginning	21,512	4,266

Cash, ending	$33,714	$3,905

Supplemental disclosure of cash flow information
Cash paid during the period
Taxes	$-	$-
Interest	$-	$-

Non-cash investing transactions
Shares issued for software	$4,275,000	$-

The accompanying notes are an integral part of these interim financial statements

VGRAB COMMUNICATIONS INC.

(FORMERLY CORECOMM SOLUTIONS INC.)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

APRIL 30, 2015

(UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Nature of Operations

VGrab Communications Inc. (formerly Corecomm Solutions Inc.) (the “Company”) is a development stage company.

On January 8, 2015, the Company entered into a software purchase agreement with Hampshire Capital Limited (the “Vendor”) to acquire the VGrab Software Application (“VGrab Application”). VGrab Application is developed for use with smartphones using the Android and Apple iOS operating systems allowing users to redeem vouchers on their smartphones at a number of retailers and merchants. On February 10, 2015, the Company completed the acquisition of VGrab Application (Note 3). As a result of the transaction, the Company changed its principal business focus from the acquisition and exploration of mineral resources to the software development and changed its name to VGrab Communications Inc. on February 13, 2015.

Basis of presentation

The unaudited interim financial statements of the Company are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended October 31, 2014, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The interim unaudited financial statements should be read in conjunction with those financial statements for the year ended October 31, 2014 included in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended April 30, 2015, are not necessarily indicative of the results that may be expected for the year ending October 31, 2015.

Going Concern

The accompanying unaudited interim financial statements have been prepared assuming the Company will continue as a going concern. Continuation as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and ultimately upon its ability to achieve profitable operations.  The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern.  These unaudited interim financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.  Management intends to obtain additional funding by borrowing funds from its directors and officers, issuing promissory notes and/or a private placement of common stock.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

Certain prior period amounts in the accompanying unaudited interim financial statements have been reclassified to conform to the current period’s presentation. These reclassifications had no effect on the results of operations or financial position for any period presented.

Internal-Use Software

The Company incurs costs related to the development of its VGrab Application and Vgrab.com website. Costs incurred in the planning and evaluation stage of internally-developed software and website development are expensed as incurred. Costs incurred and accumulated during the development stage are capitalized and included as part of Intangible assets on the balance sheets. Additional improvements to the web site following the initial development state are expensed as incurred. Capitalized internally-developed software and website development costs are amortized over their expected economic life of three years using the straight-line method.

Impairment of Long-Lived Assets

Long-lived assets, such as property, equipment and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If circumstances require that a long-lived asset or asset group be tested for possible impairment, the Company first compares the undiscounted cash flows expected to be generated by that long-lived asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value.

NOTE 3 - SOFTWARE PURCHASE AGREEMENT

On January 8, 2015, the Company entered into a software purchase agreement with Hampshire Capital Limited (the “Vendor”) to acquire the VGrab Software Application. The transaction was completed on February 10, 2015. In consideration for the acquisition, the Company issued 22,500,000 shares of its common stock with a fair value of $0.19 per share for a total value of $4,275,000. The VGrab Application is amortized over three years on a straight line basis. During the six months ended April 30, 2015, amortization expense of $320,108 (April 30, 2014 - $Nil) was recorded.

The table below summarizes the value of the VGrab Application:

April 30, 2015
Acquisition cost	$4,275,000
Amortization	(320,108)
Effect of foreign currency translation	145,796
Total	$4,100,688

NOTE 4 - RELATED PARTY TRANSACTIONS

During the six months ended April 30, 2015 and 2014, the Company incurred the following transactions with related parties:

	Six Months Ended April 30,
	2015	2014
Management fees incurred to a former director	$--	$2,299
Management fees incurred to a former Chief Executive Officer	--	8,278
Management fees incurred to a former Chief Financial Officer	--	2,299
Consulting and software development costs incurred to a company controlled by a significant shareholder	61,813	--
Total transactions with related parties	$61,813	$12,876

At April 30, 2015, the Company owed $67,299 (October 31, 2014 - $7,844) to related parties. The amounts bear no interest, are unsecured and due on demand.

NOTE 5 - COMMON STOCK

On January 8, 2014, the Company completed a private placement and issued 300,000 common shares for gross proceeds of $30,000 and paid finders a cash commission totalling $3,000 associated with this offering.

On July 31, 2014, the Company completed a private placement and issued 325,000 common shares at a price of $0.075 per share for gross proceeds of $24,375.

On October 31, 2014, the Company completed a private placement and issued 265,000 common shares at a price of $0.20 per share for gross proceeds of $53,000.

On January 8, 2015, the Company completed a private placement of 500,000 common shares at $0.20 per share for gross proceeds of $100,000.

On February 10, 2015, the Company issued 22,500,000 common shares at $0.19 per share (Note 3) to the Vendor of the VGrab Application.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q filed by VGrab Communications Inc. contains forward-looking statements. These are statements regarding financial and operating performance and results and other statements that are not historical facts. The words “expect,” “project,” “estimate,” “believe,” “anticipate,” “intend,” “plan,” “forecast,” and similar expressions are intended to identify forward-looking statements. Certain important risks could cause results to differ materially from those anticipated by some of the forward-looking statements. These risks include, among other things: general economic conditions; our ability to raise enough money to continue our operations; changes in regulatory requirements that adversely affect our business; customer acceptance of our proprietary software application; and other risks and uncertainties as set forth in “Part II – Item 1A – Risk Factors”.

Forward-looking statements are based on a number of material factors and assumptions, including, but not limited to, the economic conditions will continue to show modest improvement in the near to medium future, no material change to competitive environment, we will be able to access sufficient qualified staff and there will be no material changes to the tax and other regulatory requirements governing us. While we consider these assumptions may be reasonable, based on information currently available to us, these assumptions may prove to be incorrect. Actual results may vary from such forward-looking information for a variety of reasons, including but not limited to risks and uncertainties disclosed in the section titled "Part II – Item 1A - Risk Factors.”

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

On February 10, 2015, we completed an acquisition of the VGrab software application (the “VGrab Application”) pursuant to the terms of a software purchase agreement dated January 8, 2015 (the “Software Purchase Agreement”) between us and Hampshire Capital Limited (“Hampshire”). The VGrab Application is a free mobile voucher application developed for smartphones using the Android and Apple iOS operating systems and allows users to redeem vouchers on their smartphones at a number of retailers and merchants.

Recent Corporate Events

The following corporate developments have occurred during the second quarter ended April 30, 2015, and up to the date of the filing of this Quarterly Report:

Acquisition of the VGrab Software Application

On February 10, 2015, we completed an acquisition of the VGrab Application pursuant to the terms of a software purchase agreement dated January 8, 2015.  In consideration of the VGrab Application, we issued a total of 22,500,000 shares of our common stock to Hampshire. The transaction resulted in a change of control as Hampshire’s share position increased to 23,000,000 shares, or 74.7% of issued and outstanding shares of our common stock.

Changes in Directors and Officers

In conjunction with closing of the Software Purchase Agreement, on February 10, 2015, Nelson Da Silva resigned as our Chief Executive Officer, Chief Financial Officer and President and Gerald Diakow resigned as our director. These resignations were not due to, and were not caused by, in whole or in part, any disagreements with the Company, whether related to our operations, policies, practices or otherwise. On the same date we appointed Jacek (Jack) P. Skurtys as our Chief Executive Officer, Chief Financial Officer, President and a director.

Change of Name and Ticker Symbol

On February 13, 2015, we changed our name from “CoreComm Solutions Inc.” to “VGrab Communications Inc.” and our stock symbol on the OTC Markets changed to “VGRBF”.

Annual General Meeting

On June 11, 2015, we held our Annual General Meeting. At the meeting, our shareholders approved the appointment of Jack Skurtys and Nelson Da Silva as directors and approved the appointment of Dale Matheson Carr-Hilton LaBonte LLP as our auditors for ensuing year.

Summary of financial condition

The following table summarizes and compares our financial condition at April 30, 2015 and October 31, 2014.

	April 30, 2015	October 31, 2014
Working capital	$(117,137)	$(89,523)
Current assets	$41,319	$21,742
Intangibles, net	$4,100,688	-
Unproved mineral property	-	$11,697
Total liabilities	$158,456	$111,265
Common stock and additional paid in capital	$4,925,195	$550,195
Deficit	$(1,096,550)	$(634,753)

Results of Operation

Our operating results for the three and six months ended April 30, 2015 and 2014 and the changes in the operating results between those periods are summarized in the table below.

Three and Six Months Summary

	Three Months Ended April 30,		Percentage Increase /	Six Months Ended April 30,		Percentage Increase /
	2015	2014	(Decrease)	2015	2014	(Decrease)
Operating expenses	$ 414,960	$ 27,758	1,395%	$ 447,707	$ 93,239	380%
Mineral exploration	-	-	n/a	2,573	-	n/a
Write-down of unproved mineral property	-	-	n/a	11,697	-	n/a
Net loss	(414,960)	(27,758)	1,395%	(461,977)	(93,239)	396%
Translation to reporting currency	144,039	(2,281)	6,415%	148,354	3,282	4,420%
Comprehensive loss	$ (270,921)	$ (30,039)	802%	$(313,623)	$(89,957)	249%

Revenue

During the three and six months ended April 30, 2015 and 2014 we did not have any revenue generating operations.  We are presently a development stage company engaged in a software application development, marketing and distribution. We can provide no assurances that we will be able to generate enough cash flow from our operations to support our ongoing operations.

Operating Expenses

Our operating expenses for the three and six months ended April 30, 2015 and 2014 consisted of the following:

	Three Months Ended April 30,		Percentage Increase /	Six Months Ended April 30,		Percentage Increase /
	2015	2014	(Decrease)	2015	2014	(Decrease)
Operating expenses
Administration	$ 11,547	$ 20,395	(43)%	$ 37,280	$ 39,087	(5)%
Accounting	2,953	4,238	(30)%	5,526	6,107	(10)%
Amortization	320,108	-	n/a	320,108	-	n/a
Bank charges	370	296	25%	712	423	68%
Consulting	18,527	-	n/a	19,591	3,738	424%
Corporate communications	1,441	128	1,026%	1,933	1,676	15%
Management fees	-	2,595	(100)%	-	12,876	(100)%
Office	-	-	n/a	389	2,658	(85)%
Professional fees	1,904	(2,494)	176%	9,299	14,417	(35)%
Regulatory and filing	10,822	2,646	309%	13,806	9,912	39%
Software development	46,362	-	n/a	46,362	1,122	4,032%
Travel and entertainment	-	-	n/a	-	935	(100)%
Foreign exchange (gain) / loss	926	(46)	(2,113)%	(7,299)	288	(2,634)%
Total	$ 414,960	$ 27,758	1,395%	$ 447,707	$ 93,239	380%

Our operating expenses increased by $387,202, or 1,395% from $27,758, for the three months ended April 30, 2014 to $414,960 for the three months ended April 30, 2015.

On a year-to-date basis, our operating expenses increased by $354,468, or 380% from $93,239, for the six months ended April 30, 2014 to $447,707 for the six months ended April 30, 2015.

The most significant changes in operating expenses included the following items:

•

During the six month period ended April 30, 2015 we recorded $320,108 in amortization expense associated with the VGrab Application, which we acquired pursuant to our software purchase agreement with Hampshire Capital Limited. We amortize the VGrab Application on the straight line basis over the estimated useful life of three years.

•

During the six month period ended April 30, 2015, we incurred $46,362 in software development costs associated with the continued development of the VGrab Application and the Vgrab.com website, required to support our VGrab Application.

•

Our consulting fees increased by 424% from $3,738 we incurred during the six months ended April 30, 2014 to $19,591 we incurred during the six month period ended April 30, 2015. This increase was associated with our change in the business direction following the acquisition of the VGrab Application.

•

Our management and legal fees, as well as our office expenses decreased by $12,876, $5,118 and $1,045 respectively. These decreases resulted from the restructuring of our current operations and the shift of our current business activities to the development of the VGrab Application to facilitate our new business direction and future growth.

Other Items

With the acquisition of the VGrab Application we have terminated our property acquisition and exploration activities. Since we will not be able to recover the carrying value of our OS Gold Property, we wrote off $11,697 in acquisition costs associated with this property. Other items also contain $2,573 in the mineral exploration expenses associated with the preparation of the geological report on our OS Gold Property, which was required to keep the property in good standing.

Translation to Reporting Currency

Translation to reporting currency results from the difference between our functional currency, being the Canadian dollar, and reporting currency, being the United States dollar, and is caused by fluctuation in foreign exchange between the two currencies as well as different accounting treatment between various financial instruments.

Liquidity and Capital Resources

GOING CONCERN

The unaudited interim financial statements included in this Quarterly Report have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. We have not generated any revenues from operations since inception, have never paid any dividends and are unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. Our continuation as a going concern depends upon the continued financial support of our shareholders, our ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. Based upon our current plans, we expect to incur operating losses in future periods. At April 30, 2015, we had a working capital deficit of $117,137 and accumulated losses of $1,096,550 since inception. These factors raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we will be able to generate significant revenues in the future. These unaudited interim financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern. Therefore, we may be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

Working Capital

	At April 30, 2015	At October 31, 2014
Current assets	$41,319	$21,742
Current liabilities	(158,456)	(111,265)
Working capital deficit	$(117,137)	$(89,523)

During the six months ended April 30, 2015, our working capital deficit increased by $27,614, from $89,523 at October 31, 2014 to $117,137 at April 30, 2015. The increase in working capital deficit was primarily related to the increase in accounts payable and amounts due to related parties, which were mainly associated with increased operations and cost of the development of our VGrab Application. The increase in current liabilities was partially offset by increases in our current assets as a result of the private placement financing we closed on January 8, 2015.

Cash Flows

	Six Months Ended April 30,
	2015	2014
Net cash used in operating activities	$(82,856)	$(38,588)
Net cash from financing activities	100,000	38,472
Effect of exchange rate changes on cash	(4,942)	(245)
Net increase (decrease) in cash during period	$12,202	$(361)

Net cash used in operating activities. During the six months ended April 30, 2015, we used $82,856 to support our operating activities. This cash was used to cover our cash operating expenses of $130,172, to increase our GST recoverable and prepaid expenses by $1,712, and $5,625, respectively, and to reduce our accounts payable and accrued liabilities by $376 and $4,971, respectively. These uses of cash were offset by increase in the amounts due to related parties of $60,000.

During the six months ended April 30, 2014, we used $38,588 to support our operating activities. This cash was used to cover our operating loss of $93,239. The cash used in operations was offset by increases in our accounts payable and accrued liabilities of $50,801, increases in the amounts due to related parties of $3,625 and a $225 decrease in GST recoverable.

Non-cash operating activities: Our net loss was effected by a write-off of the OS Gold Property totalling $11,697, and an amortization of the VGrab Application of $320,108. These transactions did not have any impact on the cash we used in our operations.

Net cash provided by financing activities. On January 8, 2015, we issued 500,000 shares of our common stock for gross proceeds of $100,000 pursuant to Regulation S of the Securities Act of 1933, as amended (the “Act”). The subscriber represented that the company was not a “U.S. Person” as that term is defined in Regulation S of the Act.

On January 8, 2014, we issued 300,000 shares of our common stock at a price of $0.10 per share for gross proceeds of $30,000 to two subscribers pursuant to Regulation S of the Act. The subscribers represented that they were not “U.S. Persons” as that term is defined in Regulation S of the Act. We paid a finder, who was not a US Person, a finder’s fee totaling $3,000 in connection with this issuance. In addition, we received $9,000 in subscription to shares of our common stock. During the second quarter ended April 30, 2014, we received CAD$2,600 ($2,472) advance from an unrelated party.

Non-cash investing activities:

On February 10, 2015, we issued 22,500,000 shares of our common stock to acquire the VGrab Application pursuant to our software purchase agreement with Hampshire Capital Ltd. The shares were valued at $0.19 per share resulting in a total value of the acquisition of $4,275,000.

We did not have any non-cash investing activities during the six month period ended April 30, 2014.

Capital Resources

Our ability to continue the development and marketing of the VGrab Application is subject to our ability to obtain the necessary funding.  We expect to raise funds through sales of our debt or equity securities. We have no committed sources of capital.  If we are unable to raise funds as and when we need them, we may be required to curtail, or even to cease, our operations.

As of April 30, 2015, we had cash on hand of $33,714 and working capital deficit of $117,137, which raises substantial doubt about our continuation as a going concern. We plan to mitigate our losses in future years by controlling our operating expenses and actively seeking new distribution channels for our VGrab Application. We cannot provide assurance that we will be successful in generating additional capital to support our development. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Internal-Use Software

The Company incurs costs related to the development of its VGrab Application and Vgrab.com website. Costs incurred in the planning and evaluation stage of internally-developed software and website development are expensed as incurred. Costs incurred and accumulated during the development stage are capitalized and included as part of Intangible assets on the balance sheets. Additional improvements to the web site following the initial development state are expensed as incurred. Capitalized internally-developed software and website development costs are amortized over their expected economic life of three years using the straight-line method.

Impairment of Long-Lived Assets

Long lived assets, such as property, equipment and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If circumstances require that a long lived asset or asset group be tested for possible impairment, the Company first compares the undiscounted cash flows expected to be generated by that long-lived asset or asset group to its carrying amount. If the carrying amount of the long lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value.

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

At April 30, 2015, we had $33,714 in cash on deposit with a large chartered Canadian bank, of which $2,320 was insured.  As part of our cash management process, we perform periodic evaluations of the relative credit standing of this financial institution.  We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended April 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We were incorporated on August 4, 2010, and have been involved primarily in the acquisition and exploration of mineral properties. On December 2, 2013, we entered into a license agreement to market the Correlation Technology to English and Spanish education users. However, the license agreement was terminated in April 2014 due to lack of funds. On January 8, 2015, we entered into the Software Purchase Agreement with Hampshire Capital Ltd., to develop and market VGrab Application to world-wide market; the transaction was completed on February 10, 2015.

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

We are a development stage company that has incurred net losses since inception, we have not attained profitable operations and we are dependent upon obtaining adequate financing to carry out our business activities.  The success of our business operations will depend upon our ability to obtain further financing to complete our planned development and marketing programs and to attain profitable operations. Development stage companies encounter difficulties in generating revenue from services that are provided based on the applications installed on smart phones, and the risk of failure of these companies is high.  If we are not able to complete a successful development and marketing programs and attain sustainable profitable operations, then our business will fail.

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

Our VGrab Application may contain undetected errors, defects or bugs. Although we have not suffered significant harm from any errors, defects or bugs to date, we may discover significant errors, defects or bugs in the future that we may not be able to correct or correct in a timely manner. It is possible that errors, defects or bugs will be found in our existing or future software products and related services with the possible results of delays in, or loss of market acceptance of, our products and services, diversion of our resources, injury to our reputation, increased service and warranty expenses and payment of damages.

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

None.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

On June 11, 2015 we held our Annual General Meeting (the “Meeting”).  At the Meeting, the shareholders voted on the following two proposals and cast their votes as described below.

Proposal One

The individuals listed below were elected as members of the Board of Directors at the Meeting to hold office until the next Annual General Meeting of shareholders or until their respective successors have been elected or qualified.

Nominee	For	Withheld
Jack P. Skurtys	24,561,969	5,000
Nelson Da Silva	24,561,969	5,000

Proposal Two

Proposal two was a management proposal to ratify and approve the appointment of Dale Matheson Carr-Hilton Labonte LLP as our independent registered public accounting firm for the fiscal year ending October 31, 2015.  This proposal was approved.

	For	Against	Abstained/Broker Non-Votes
Ratification of Dale Matheson Carr-Hilton Labonte LLP as the Company’s Independent Registered Public Accounting Firm	24,590,605	0	0

Item 6.  Exhibits.

The following table sets out the exhibits either filed herewith or incorporated by reference.

Exhibit	Description
3.1	Notice of Articles.(1)
3.2	Articles.(1)
3.3	Certificate of Continuation.(2)
3.4	Certificate of Change of Name dated January 6, 2014.(5)
3.5	Certificate of Change of Name dated February 11, 2015.(7)
10.1	Property Purchase Agreement dated April 11, 2012 between the Company and Gerald Diakow.(1)
10.2	License Agreement between the Company and Make Sence, Inc. dated December 2, 2013. (4)
10.3	Software Purchase Agreement between the Company and Hampshire Capital Limited, Inc. dated January 8, 2015. (6)
16.1	Code of Ethics. (3)
31	Certification pursuant to Rule 13a-14(a) and 15d-14(a).
32	Certification pursuant to Section 1350 of Title 18 of the United States Code.
99.1	Audit Committee Charter(3)
101

The following financial statements from the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2015, formatted in XBRL:

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

(7)  Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 17, 2015.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  June 15, 2015

VGRAB COMMUNICATIONS INC.

By:	/s/ Jacek (Jack) P. Skurtys
Jacek (Jack) P. Skurtys, Chief Executive Officer, Chief Financial Officer and President