Form 10-Q
period 2015-07-31
VGRAB COMMUNICATIONS INC.
filed 2015-09-14
CIK 1551887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of September 11, 2015, the number of shares of the registrant’s common stock outstanding was 30,806,661.

1

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

VGRAB COMMUNICATIONS INC.

(FORMERLY CORECOMM SOLUTIONS INC.)

CONSOLIDATED BALANCE SHEETS

	July 31, 2015	October 31, 2014
	(unaudited)
ASSETS

Current assets
Cash	$4,978	$21,512
GST recoverable	750	230
Prepaids	3,521	-
	9,249	21,742

Intangibles, net	3,464,080	-
Unproved mineral property	-	11,697
Total assets	$3,473,329	$33,439

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$76,487	$74,419
Accrued liabilities	3,954	29,002
Due to related parties	66,780	7,844
Total liabilities	147,221	111,265

Stockholders' equity (deficit)
Common stock, no par value, 200,000,000 authorized
30,806,661 and 7,806,661 issued and outstanding at
July 31, 2015 and October 31, 2014, respectively	4,951,375	576,375
Additional paid in capital	(26,180)	(26,180)
Accumulated other comprehensive income (loss)	(107,263)	6,552
Deficit	(1,491,824)	(634,573)
Total stockholder's equity (deficit)	3,326,108	(77,826)
Total liabilities and stockholders' equity (deficit)	$3,473,329	$33,439

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

VGRAB COMMUNICATIONS INC.

(FORMERLY CORECOMM SOLUTIONS INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended		Nine months ended
	July 31, 2015	July 31, 2014	July 31, 2015	July 31, 2014

Operating expenses
Administration	$11,884	$6,978	$49,164	$46,065
Accounting	1,988	1,853	7,514	7,960
Amortization	365,215	-	685,323	-
Bank charges	93	86	805	509
Consulting	778	-	20,369	3,738
Corporate communications	-	-	1,933	1,676
Management fees	-	-	-	12,876
Office	339	790	728	3,448
Professional fees	2,092	4,532	11,391	18,949
Regulatory and filing	8,595	1,470	22,401	11,382
Software development	-	-	46,362	1,122
Travel and entertainment	-	-	-	935
Foreign exchange	4,290	(15)	(3,009)	273
Loss before other items	395,274	15,694	842,981	108,933

Other items
Mineral exploration	-	1,843	2,573	1,843
Write-down of unproved mineral properties	-	-	11,697	-
Net loss	(395,274)	(17,537)	(857,251)	(110,776)

Translation to reporting currency	(262,169)	671	(113,815)	2,611
Comprehensive loss	$(657,443)	$(16,866)	$(971,066)	$(108,165)

Loss per share - basic and diluted	$(0.01)	$(0.00)	$(0.04)	$(0.02)

Weighted average number of shares outstanding:	30,806,661	7,236,441	22,273,694	7,178,793

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

VGRAB COMMUNICATIONS INC.

(FORMERLY CORECOMM SOLUTIONS INC.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

(UNAUDITED)

	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total

Balance at October 31, 2013	6,916,661	$472,000	$(26,180)	$(63)	$(501,287)	$(55,530)

Common stock issued for cash	625,000	51,375	-	-	-	51,375
Translation to reporting currency	-	-	-	2,611	-	2,611
Net loss for the nine months ended July 31, 2014	-	-	-	-	(110,776)	(110,776)
Balance at July 31, 2014	7,541,661	523,375	(26,180)	2,548	(612,063)	(112,320)

Common stock issued for cash	265,000	53,000	-	-	-	53,000
Translation to reporting currency	-	-	-	4,004	-	4,004
Net loss for the three months ended October 31, 2014	-	-	-	-	(22,510)	(22,510)
Balance at October 31, 2014	7,806,661	576,375	(26,180)	6,552	(634,573)	(77,826)

Common stock issued for cash	500,000	100,000	-	-	-	100,000
Common stock issued for software	22,500,000	4,275,000	-	-	-	4,275,000
Translation to reporting currency	-	-	-	(113,815)	-	(113,815)
Net loss for the nine months ended July 31, 2015	-	-	-	-	(857,251)	(857,251)
Balance at July 31, 2015	30,806,661	$4,951,375	$(26,180)	$(107,263)	$(1,491,824)	$3,326,108

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

VGRAB COMMUNICATIONS INC.

(FORMERLY CORECOMM SOLUTIONS INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended
	July 31, 2015	July 31, 2014
Cash flow used in in operating activities
Net loss	$(857,251)	$(110,776)

Amortization	685,323	-
Write-down of unproved mineral property	11,697	-

Changes in operating assets and liabilities
GST recoverable	(590)	1,467
Prepaids	(3,750)	-
Accounts payable	(5,987)	45,132
Accrued liabilities	(4,131)	7,515
Due to related parties	60,000	2,913
Net cash used in operating activities	(114,689)	(53,749)

Cash flows provided by financing activities
Shares issued	100,000	51,375
Advances received	-	2,367
Net cash provided by financing activities	100,000	53,742

Effect of exchange rate changes on cash	(1,845)	1,016

Net increase (decrease) in cash	(16,534)	1,009

Cash, beginning	21,512	4,266

Cash, ending	$4,978	$5,275

Supplemental disclosure of cash flow information
Cash paid during the period
Taxes	$-	$-
Interest	$-	$-

Non-cash investing transactions
Shares issued for software	$4,275,000	$-

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

VGRAB COMMUNICATIONS INC.

(FORMERLY CORECOMM SOLUTIONS INC.)

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JULY 31, 2015

(UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Nature of Operations

VGrab Communications Inc. (formerly Corecomm Solutions Inc.) (the “Company”) is a development stage company.

On January 8, 2015, the Company entered into a software purchase agreement with Hampshire Capital Limited (the “Vendor”) to acquire the VGrab Software Application (“VGrab Application”). VGrab Application is developed to allow users to redeem vouchers on their smartphones at a number of retailers and merchants. On February 10, 2015, the Company completed the acquisition of VGrab Application (Note 2). As a result of the transaction, the Company changed its principal business focus from the acquisition and exploration of mineral resources to the software development and changed its name to VGrab Communications Inc. on February 11, 2015.

On June 24, 2015, the Company formed a subsidiary, VGrab International Ltd., (the “Subsidiary”) under the Labuan Companies Act 1990 in Federal Territory of Labuan, Malaysia.

NOTE 2 - SOFTWARE PURCHASE AGREEMENT

On January 8, 2015, the Company entered into a software purchase agreement to acquire the VGrab Software Application. The transaction was completed on February 10, 2015. In consideration for the acquisition, the Company issued 22,500,000 shares of its common stock with a fair value of $0.19 per share for a total value of $4,275,000. The VGrab Application is amortized over three years on a straight line basis.

The table below summarizes the value of the VGrab Application:

July 31, 2015
Acquisition cost	$4,275,000
Amortization	(685,323)
Effect of foreign currency translation	(125,597)
Total	$3,464,080

NOTE 3 - RELATED PARTY TRANSACTIONS

During the nine months ended July 31, 2015 and 2014, the Company incurred the following transactions with related parties:

	Nine Months Ended July 31,
	2015	2014
Management fees incurred to a former director	$--	$4,142
Management fees incurred to a former Chief Executive Officer	--	8,278
Management fees incurred to a former Chief Financial Officer	--	2,299
Consulting and software development costs incurred to a company controlled by a significant shareholder	61,141	--
Total transactions with related parties	$61,141	$14,719

At July 31, 2015, the Company owed $66,780 (October 31, 2014 - $7,844) to related parties. The amounts bear no interest, are unsecured and due on demand.

NOTE 4 - COMMON STOCK

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

General

You should read this discussion and analysis in conjunction with our interim unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and related notes for the fiscal year ended October 31, 2014 included in our Annual Report on Form 10-K. The inclusion of supplementary analytical and related information may require us to make estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position taken as a whole. Actual results may vary from the estimates and assumptions we make.

Overview

We were incorporated on August 4, 2010, under the laws of the State of Nevada under the name “SOS Link Corporation”. On April 15, 2011, we changed our place of incorporation from the State of Nevada to the Province of British Columbia, Canada and concurrently changed our name to “Venza Gold Corp.”.  The change from Nevada to British Columbia was approved by our shareholders on April 14, 2011.  On January 6, 2014, we changed our name to “CoreComm Solutions Inc.” and on February 11, 2015, we changed our name to VGrab Communications Inc. to reflect our current business.

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

On June 24, 2015, we formed a subsidiary, VGrab International Ltd., (the “Subsidiary”, or “VGrab International”) under the Labuan Companies Act 1990 in Federal Territory of Labuan, Malaysia. As of the date of this report on Form 10-Q, the Subsidiary remains inactive.

Recent Corporate Events

The following corporate developments have occurred during the third quarter ended July 31, 2015, and up to the date of the filing of this Quarterly Report:

Annual General Meeting

On June 11, 2015, we held our Annual General Meeting. At the meeting, our shareholders approved the appointment of Jack Skurtys and Nelson Da Silva as directors and approved the appointment of Dale Matheson Carr-Hilton LaBonte LLP as our auditors for ensuing year.

Formation of VGrab International

On June 24, 2015, we formed a subsidiary, VGrab International Ltd., under the Labuan Companies Act 1990 in Federal Territory of Labuan, Malaysia. VGrab International will concentrate its business activities on marketing and developing the VGrab application in Malaysia and the rest of Southeast Asia.

Summary of financial condition

The following table summarizes and compares our financial condition at July 31, 2015 and October 31, 2014.

	July 31, 2015	October 31, 2014
Working capital	$(137,972)	$(89,523)
Current assets	$9,249	$21,742
Intangibles, net	$3,464,080	$-
Unproved mineral property	$-	$11,697
Total liabilities	$147,221	$111,265
Common stock and additional paid in capital	$4,925,195	$550,195
Deficit	$(1,491,824)	$(634,573)
Accumulated other comprehensive income (loss)	$(107,263)	$6,552

Results of Operation

Our operating results for the three and nine months ended July 31, 2015 and 2014 and the changes in the operating results between those periods are summarized in the table below.

Three and Nine Months Summary

	Three Months Ended July 31,		Percentage	Nine Months Ended July 31,		Percentage
	2015	2014	Increase / (Decrease)	2015	2014	Increase / (Decrease)
Operating expenses	$ 395,274	$ 15,694	2419%	$842,981	$ 108,933	674%
Mineral exploration	-	1,843	(100)%	2,573	1,843	40%
Write-down of unproved mineral property	-	-	n/a	11,697	-	n/a
Net loss	(395,274)	(17,537)	2,154%	(857,251)	(110,776)	67%
Translation to reporting currency	(262,169)	671	(39,171)%	(113,815)	2,611	(4,459)%
Comprehensive loss	$(657,443)	$ (16,866)	3,798%	$(971,066)	$(108,165)	798%

Revenue

During the three and nine months ended July 31, 2015 and 2014 we did not have any revenue generating operations.  We are presently a development stage company engaged in a software application development, marketing and distribution. We can provide no assurances that we will be able to generate enough cash flow from our operations to support our ongoing operations.

Operating Expenses

Our operating expenses for the three and nine months ended July 31, 2015 and 2014 consisted of the following:

	Three Months Ended July 31,		Percentage	Nine Months Ended July 31,		Percentage
	2015	2014	Increase / (Decrease)	2015	2014	Increase / (Decrease)
Operating expenses
Administration	$ 11,884	$ 6,978	70%	$ 49,164	$ 46,065	7%
Accounting	1,988	1,853	7%	7,514	7,960	(6)%
Amortization	365,215	-	n/a	685,323	-	n/a
Bank charges	93	86	8%	805	509	58%
Consulting	778	-	n/a	20,369	3,738	445%
Corporate communications	-	-	n/a	1,933	1,676	15%
Management fees	-	-	n/a	-	12,876	(100)%
Office	339	790	(57)%	728	3,448	(79)%
Professional fees	2,092	4,532	54%	11,391	18,949	(40)%
Regulatory and filing	8,595	1,470	485%	22,401	11,382	97%
Software development	-	-	n/a	46,362	1,122	4,032%
Travel and entertainment	-	-	n/a	-	935	(100)%
Foreign exchange (gain) / loss	4,290	(15)	(28,700)%	(3,009)	273	(1,202)%
Total	$ 395,274	$ 15,694	2,419%	$ 842,981	$ 108,933	674%

Our operating expenses increased by $379,580 or 2,419% from $15,694, for the three months ended July 31, 2014 to $395,274 for the three months ended July 31, 2015.

On a year-to-date basis, our operating expenses increased by $734,048, or 674% from $108,933, for the nine months ended July 31, 2014 to $842,981 for the nine months ended July 31, 2015.

The most significant changes in operating expenses included the following items:

•

During the nine month period ended July 31, 2015 we recorded $685,323 in amortization expense associated with the VGrab Application, which we acquired pursuant to our software purchase agreement with Hampshire Capital Limited. We amortize the VGrab Application on the straight line basis over the estimated useful life of three years.

•

During the nine month period ended July 31, 2015, we incurred $46,362 in software development costs associated with the continued development of the VGrab Application and the Vgrab.com website, required to support our VGrab Application.

•

Our consulting fees increased by 445% from $3,738 we incurred during the nine months ended July 31, 2014 to $20,369 we incurred during the nine month period ended July 31, 2015. This increase was associated with our change in the business direction following the acquisition of the VGrab Application.

•

Our regulatory and filing fees increased by 97% from $11,382 we incurred during the nine months ended July 31, 2014 to $22,401 we incurred during the nine month period ended July 31, 2015. This increase was associated in part by regulatory fees we paid for incorporation of our Subsidiary in Labuan, and in part by increased listing requirements of OTC Marketplace.

•

Our management and legal fees, as well as our office expenses decreased by $12,876, $7,558 and $2,720 respectively. These decreases resulted from the restructuring of our current operations and the shift of our current business activities to the development of the VGrab Application to facilitate our new business direction and future growth.

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

Liquidity and Capital Resources

GOING CONCERN

The unaudited interim consolidated financial statements included in this Quarterly Report have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. We have not generated any revenues from operations since inception, have never paid any dividends and are unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. Our continuation as a going concern depends upon the continued financial support of our shareholders, our ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. Based upon our current plans, we expect to incur operating losses in future periods. At July 31, 2015, we had a working capital deficit of $137,972 and accumulated losses of $1,491,824 since inception. These factors raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we will be able to generate significant revenues in the future. These unaudited interim financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern. Therefore, we may be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

Working Capital

	At July 31, 2015	At October 31, 2014
Current assets	$9,249	$21,742
Current liabilities	(147,221)	(111,265)
Working capital deficit	$(137,972)	$(89,523)

During the nine months ended July 31, 2015, our working capital deficit increased by $48,449, from $89,523 at October 31, 2014 to $137,972 at July 31, 2015. The increase in working capital deficit was primarily related to the increase in accounts payable and amounts due to related parties, which were mainly associated with cost of the development of our VGrab Application.

Cash Flows

	Nine Months Ended July 31,
	2015	2014
Net cash used in operating activities	$(114,689)	$(53,749)
Net cash provided by financing activities	100,000	53,742
Effect of foreign currency exchange on cash	(1,845)	1,016
Net increase (decrease) in cash	$(16,534)	$1,009

Net cash used in operating activities. During the nine months ended July 31, 2015, we used $114,689 to support our operating activities. This cash was used to cover our cash operating expenses of $160,231, to increase our GST recoverable and prepaid expenses by $590, and $3,750, respectively, and to reduce our accounts payable and accrued liabilities by $5,987 and $4,131, respectively. These uses of cash were offset by increase in the amounts due to related parties of $60,000.

During the nine months ended July 31, 2014, we used $53,749 to support our operating activities. This cash was used to cover our cash operating expenses of $110,776. The cash used in operations was offset by increases in our accounts payable and accrued liabilities of $45,132 and $7,515, repectively, increases in the amounts due to related parties of $2,913 and a $1,467 increase in GST recoverable.

Non-cash operating activities: Our net loss was effected by a write-off of the OS Gold Property totalling $11,697, and an amortization of the VGrab Application of $685,323. These transactions did not have any impact on the cash we used in our operations.

We did not have any non-cash operating transactions during the nine months ended July 31, 2014.

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

During the second quarter of our Fiscal 2014 we received $2,367 (CAD$2,600) as advance from an unrelated party.

Non-cash investing activities:

On February 10, 2015, we issued 22,500,000 shares of our common stock to acquire the VGrab Application pursuant to our software purchase agreement with Hampshire Capital Ltd. The shares were valued at $0.19 per share resulting in a total value of the acquisition of $4,275,000.

We did not have any non-cash investing activities during the nine month period ended July 31, 2014.

Capital Resources

Our ability to continue the development and marketing of the VGrab Application is subject to our ability to obtain the necessary funding.  We expect to raise funds through sales of our debt or equity securities. We have no committed sources of capital.  If we are unable to raise funds as and when we need them, we may be required to curtail, or even to cease, our operations.

As of July 31, 2015, we had cash on hand of $4,978 and working capital deficit of $137,972, which raises substantial doubt about our continuation as a going concern. We plan to mitigate our losses in future years by controlling our operating expenses and actively seeking new distribution channels for our VGrab Application. We cannot provide assurance that we will be successful in generating additional capital to support our development. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Principles of consolidation

The Company’s interim unaudited consolidated financial statements include the accounts of the Company and the Subsidiary. On consolidation, the Company eliminates all intercompany balances and transactions.

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

Foreign Currency Translation and Transaction

Our functional currency is the Canadian dollar and reporting currency is the United States dollar.  We translate assets and liabilities to US dollars using year-end exchange rates, and translate revenues and expenses using average exchange rates during the period. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in US dollars. Our Subsidiary’s functional and reporting currency is the United States dollar. We have not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

At July 31, 2015, we had $4,978 in cash on deposit with a large chartered Canadian bank, of which $1,675 was insured.  As part of our cash management process, we perform periodic evaluations of the relative credit standing of this financial institution.  We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended July 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our interim consolidated financial statements have been prepared assuming that we will continue as a going concern.   We have not generated any revenue from our main operations since inception and have accumulated losses.  As a result, our auditors have expressed substantial doubt about our ability to continue as a going concern.  Our ability to continue our operations depends on our ability to complete equity or debt financings or generate profitable operations.  Such financings may not be available or may not be available on reasonable terms.  Our financial statements do not include any adjustments that could result from the outcome of this uncertainty.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

On June 11, 2015, we held our Annual General Meeting (the “Meeting”).  At the Meeting, the shareholders voted on the following two proposals and cast their votes as described below.

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
101

The following financial statements from the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2015, formatted in XBRL:

(i) Consolidated Balance Sheets;

(ii) Consolidated Statements of Operations;

(iii) Consolidated Statement of Stockholders’ Equity (Deficit);

(iv) Consolidated Statements of Cash Flows;

(v) Notes to the Consolidated Interim Financial Statements.

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

Dated:  September 14, 2015

VGRAB COMMUNICATIONS INC.

By: /s/ Jacek (Jack) P. Skurtys

Jacek (Jack) P. Skurtys,

Chief Executive Officer, Chief Financial Officer and President