Form 10-K
period 2015-10-31
VGRAB COMMUNICATIONS INC.
filed 2016-02-09
CIK 1551887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________

FORM 10-K

____________

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 31, 2015

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ____________________

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,747,232 based on a price of $0.23, which was the last price at which our common equity was last sold as of April 30, 2015.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  The number of shares of the registrant’s common stock, without par value, outstanding as of February 5, 2016 was 31,306,661.

i

PART I

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

•

general economic conditions, because they may affect our ability to raise money;

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

ITEM 1: BUSINESS

General

We were incorporated on August 4, 2010, under the laws of the State of Nevada under the name “SOS Link Corporation”.  On April 15, 2011, we changed our place of incorporation from the State of Nevada to the Province of British Columbia, Canada and concurrently changed our name to “Venza Gold Corp.”.  The change from Nevada to British Columbia was approved by our shareholders on April 14, 2011.  On January 6, 2014, we changed our name to “CoreComm Solutions Inc.” and on February 11, 2015, we changed our name to “Vgrab Communications Inc.” to reflect our current business.

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

On June 24, 2015, we formed a subsidiary, Vgrab International Ltd., (the “Subsidiary”, or “Vgrab International”) under the Labuan Companies Act 1990 in Federal Territory of Labuan, Malaysia. The main focus of the Subsidiary is to continue development of the Vgrab Application and start its market penetration in Southeast Asia.

On July 12, 2015, our Subsidiary entered into a service agreement (the “Service Agreement”) with Hampshire Infotech SDN BHD, for the development of Vgrab website and application, as well as any additional programming, design, and maintenance services required to bring the Vgrab to market. The Service Agreement is for a term of one year, and may be automatically renewed for additional one-year term, unless otherwise agreed by both parties. Pursuant to the Service Agreement, the Subsidiary agreed to pay Hampshire Infotech $30,000 per month for their services.

Acquisition of Vgrab

On January 8, 2015, we entered into a software purchase agreement with Hampshire Capital Limited (“Hampshire”) whereby Hampshire has agreed to sell us the Vgrab Application. On February 10, 2015, in consideration of the Vgrab Application, we issued to Hampshire 22,500,000 shares of our common stock pursuant to the provisions of Regulation S of the United States Securities Act of 1933, as amended (the “Act”). Hampshire represented that it was not a resident of the United States and was otherwise not a “U.S. Person” as that term is defined in Rule 902(k) of Regulation S of the Act.

Business of Vgrab Communications

Our business involves the development of mobile applications for merchant and consumer use.  We have two different types of mobile applications, an application designed for consumers (the “Vgrab Application”) and an application designed for merchants (the “Vgrab Merchant Application”). We also have an online platform that we are developing to sell online goods (the “Vmore Platform”). In addition, we provide marketing services to merchants including advertising on our website and in our newsletters.

The Vgrab Application: The Vgrab Application is a free mobile voucher application developed for smartphones using the Android and Apple iOS operating systems and allows users to redeem vouchers on their smartphones at a number of retailers and merchants.  Users that download the app and sign up for a free Vgrab account, will be provided with vouchers for discounts and other promotions on certain products and services.  Vgrab’s users will have access to an array of exclusive products and/or services that will be available for purchase using accumulated Vgrab “points” and/or through various e-commerce payment methods. The available products will be tailored - statistically -  to a users buying preferences both in proposed variety and value range.

The Vgrab Merchant Application: The Vgrab Merchant Application is a user-friendly mobile application for merchants who wish to advertise their products and services. We provide a platform which enables them to dynamically create and publish their vouchers for products/services all in one single merchant application. The use of vouchers will allow merchants to gain more publicity through distribution of free vouchers to users of Vgrab Application.

The Vmore Platform: The Vmore Platform is an online shopping website in Malaysia. The website is designed to allow merchants to sell their goods to website visitors. Visitors who sign up for a paid membership will have access to an exclusive selection of goods and services. The platform itself, among other technologies, will incorporate geo-targeted advertising and user data statistical analysis, which will enable us to provide our customers with highly personalized content.

Our applications and the platform will be able to connect both consumer and business in a seamless way bringing significant value and exclusivity. By improving Vgrab technology we will be able to filter information about consumer and merchant browsing behavior. This will allow our customers to create and save electronic shopping lists including available to them vouchers without a need to print or cut coupons. In addition, our cloud sharing technology will be able to deliver to our customers and merchants various information packages.

Our primary markets for our products are currently the United States and Malaysia.

Our Strategy

Our main strategy is the continued development, improvement, innovation and marketing of our Vgrab mobile applications, software and online merchant platforms (collectively, “Vgrab Products”). Once development is finished and refined, we will focus on making Vgrab a destination for consumers to find deals on goods and services. Key elements of our strategy include, but are not limited to:

(1)

enhancing consumer and merchant experience;

(2)

marketing our Vgrab Products;

(3)

global expansion; and

(4)

becoming the first place consumers look for deals on goods and services.

Our expenditures for the next fiscal year will primarily be associated with the continuous development and testing of our Vgrab Applications and their various elements and functionalities, as well as development and enhancement of the Vmore Platform. For some specific or highly specialized components, including but not limited to statistical analysis, data protection, etc. for the software and its web utilization we may have to seek a top end professional assistance from a third parties both in Malaysia and in US.

We hope to begin our commercial activity in second or third fiscal quarter of 2016 with hopes of reaching a significant number of monthly users toward the end of the year.

Distribution

We will distribute our vouchers to customers primarily through three channels: our mobile platform, our website and email. Our mobile platform consists of mobile apps which we currently offer on iOS and Android devices.  We will also provide a website via our Vmore Platform which is available on the world wide web.

Competition

The online marketing and voucher industry is a competitive industry. We do not have a strong position in either the United States or in Malaysia. We also compete with traditional marketing providers and traditional brick and mortar retailers. Our competitors include companies that have substantially greater financial resources, staff and facilities than us. Our failure to obtain and maintain a competitive position within the market could have a materially adverse effect on our business, financial condition and results of operations.

Government Regulations

We are subject to a number of foreign and domestic laws and regulations that affect companies conducting business on the Internet. Additionally, these laws and regulations may be interpreted differently across domestic and foreign jurisdictions. As a company in a new industry, we are exposed to certain risks that many of these laws may change and are subject to uncertain interpretations. These laws and regulations may involve intellectual property, product liability and consumer protection, distribution, competition, online payment and point of sale services, employee, merchant and customer privacy and data security, taxes or other areas.

Dependence on Major Customers

We do not have major customers.

Research and Development

During the fiscal year ended October 31, 2015, we incurred $4,470,219 on development of Vgrab application, software and online merchant platforms as compared to $1,122 incurred for software development during the fiscal year ended October 31, 2014.

Of $4,470,219 mentioned above, $166,362 was associated with the continued development of the Vgrab Application and the Vgrab.com website and online merchant platforms and $4,303,857 was associated with the value of 22,500,000 shares of our common stock we issued to Hampshire as consideration for the Vgrab Application.

Number of Total Employees and Number of Full Time Employees

We currently have no employees other than our executive officers.

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

Because our largest shareholder, Hampshire Capital Limited (“Hampshire”) controls over 70% of our outstanding common stock, investors may find that corporate decisions influenced by Hampshire are inconsistent with the best interests of other stockholders.

Hampshire Capital Limited controls over 70% of the issued and outstanding shares of our common stock. In accordance with our Articles of Incorporation and Bylaws, Hampshire is able to control who is elected to our board of directors and thus could act, or could have the power to act, as our management. The interests of Hampshire may not be, at all times, the same as those of other shareholders.

Hampshire has the ability to significantly influence the outcome of most corporate actions requiring shareholder approval, including the merger of our company with or into another company, the sale of all or substantially all of our assets and amendments to our Articles of Incorporation. This concentration of ownership with Hampshire may also have the effect of delaying, deferring or preventing a change in control of Vgrab which may be disadvantageous to minority shareholders.

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

1)

contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

2)

contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of securities laws;

3)

contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;

4)

contains a toll-free telephone number for inquiries on disciplinary actions;

5)

defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and

6)

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

Our Subsidiary’s executive office is located at Kensington Gardens, No U1317, Lot 7616, Jalan Jumidar Buyong, 87000 Labuan, Malaysia.

ITEM 3:  LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings and, to the best of our knowledge, none of our claims or assets are the subject of any pending legal proceedings.

ITEM 4:  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.

Our common stock commenced trading on OTC Markets inter-dealer quotation system under the symbol VZAGF on March 8, 2013. On January 8, 2014, we changed our name to CoreComm Solutions Inc. and our stock symbol changed to COCMF; on February 11, 2015, we changed our name to Vgrab Communications Inc. and our stock symbol changed to “VGRBF” effective February 13, 2015.

The table below gives the high and low bid information for each fiscal quarter for the last two fiscal years. The bid information was obtained from OTC Markets Group Inc. and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Table 1: High and low bids

	High	Low
Fiscal quarters ended:
October 31, 2015	$0.09	$0.05
July 31, 2015	$0.20	$0.08
April 30, 2015	$0.25	$0.12
January 31, 2015	$0.23	$0.16
October 31, 2014	$0.24	$0.15
July 31, 2014	$0.17	$0.08
April 30, 2014	$0.155	$0.09
January 31, 2014	$0.16	$0.10

Holders

As of February 5, 2016, we had 34 shareholders of record according to a shareholders’ list provided by our transfer agent. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name. Our transfer agent is Empire Stock Transfer with an address at 1859 Whitney Mesa Dr. Henderson, Nevada, 89014 and their phone number is 702-818-5898.

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

Recent Sales of Unregistered Securities

On November 24, 2015, we issued 500,000 common shares to Rain Communications Inc., a company controlled by Mr. Ralph Biggar our shareholder, and former director and officer. The shares were issued as finders fee for introducing us to Hampshire Capital Limited, the Vendor of the Vgrab Application. The share issuance was completed pursuant to the provisions of Regulation S of the Securities Act.

ITEM 6:  SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary of Financial Condition

Table 2: Comparison of financial condition

	October 31, 2015	October 31, 2014
Working capital deficit	$(281,989)	$(89,523)
Current assets	$6,474	$21,742
Unproved mineral property	$-	$11,697
Total liabilities	$288,463	$111,265
Common stock and additional paid in capital	$4,925,195	$550,195
Deficit	$(5,253,631)	$(634,573)
Accumulated other comprehensive income	$46,447	$6,552

Results of Operations

YEARS ENDED OCTOBER 31, 2015 AND 2014

Our operating results for the years ended October 31, 2015 and 2014 and the changes in our operating results between them are summarized in the table 3   below.

Table 3: Summary

	Year ended October 31,		Percentage increase /
	2015	2014	(decrease)
Operating expenses	$(4,605,273)	$(134,897)	3,314%
Exploration tax credit	485	3,454	(86)%
Mineral exploration	(2,573)	(1,843)	(40)%
Write-down of unproved mineral property	(11,697)	-	n/a
Net loss	(4,619,058)	(133,286)	67%
Translation to reporting currency	39,895	6,615	503%
Comprehensive loss	$(4,579,163)	$(126,671)	3,515%

Revenue

During the years ended October 31, 2015 and 2014 we did not have any revenue generating operations.  We are presently a development stage company engaged in a software application development, marketing and distribution. We can provide no assurances that we will be able to generate enough cash flow from our operations to support our ongoing operations.

Operating Expenses

Our operating expenses for the years ended October 31, 2015 and 2014 consisted of the following:

Table 4: Changes in operating expenses

	Year ended October 31,		Percentage increase /
	2015	2014	(decrease)
Operating expenses:
Administration	$60,270	$52,728	14%
Accounting	16,048	14,342	12%
Bank charges	840	339	148%
Consulting	20,369	6,762	201%
Corporate communications	1,933	1,758	10%
Management fees	-	15,511	(100)%
Office	718	3,675	(80)%
Professional fees	11,802	22,668	(48)%
Regulatory and filing	25,875	13,794	88%
Software development	4,470,219	1,122	398,315%
Travel and entertainment	-	1,796	(100)%
Foreign exchange	(2,801)	402	n/a
	$(4,605,273)	$(134,897)	3,314%

Our operating expenses increased by $4,470,376, or 3,314%, from $134,897 for the year ended October 31, 2014 to $4,605,273 for the year ended October 31, 2015.

The most significant changes in operating expenses included the following items:

•

During the year ended October 31, 2015, we recorded $4,470,219 in software development costs, of which $4,303,857 were associated with the value of 22,500,000 shares of our common stock we issued to Hampshire as consideration for the Vgrab Application, with remaining $166,362 associated with the continued development of the Vgrab Applications, the Vmore Platform, and the Vgrab.com website.

•

Our consulting fees increased by 201% from $6,762 we incurred during the year ended October 31, 2014 to $20,369 we incurred during the year ended October 31, 2015. This increase was associated with our change in the business direction following the acquisition of the Vgrab Application.

•

Our regulatory and filing fees increased by 88% from $13,794 we incurred during the year ended October 31, 2014 to $25,875 we incurred during the year ended October 31, 2015. This increase was associated in part by regulatory fees we paid for incorporation of our Subsidiary in Labuan, and in part by increased listing requirements of OTC Marketplace.

•

Our management and legal fees, as well as our office expenses decreased by $15,511, $10,866 and $2,957, respectively. Our administrative fees increased by 14% from $52,728 we incurred during the year ended October 31, 2014 to $60,270 we incurred during the year ended October 31, 2015. These changes resulted from the restructuring of our current operations and the shift of our current business activities to the development of the Vgrab Application to facilitate our new business direction and future growth.

Other Items

With the acquisition of the Vgrab Application we have terminated our property acquisition and exploration activities. Since we will not be able to recover the carrying value of our OS Gold Property, we wrote off $11,697 in acquisition costs associated with this property. Other items also contain $2,573 in mineral exploration expenses associated with the preparation of the geological report on our OS Gold Property, which was required to keep the property in good standing and $485 in exploration tax credit.

Translation to Reporting Currency

Translation to reporting currency results from the difference between our functional currency, being the Canadian dollar, and reporting currency, being the United States dollar, and is caused by fluctuation in foreign exchange between the two currencies as well as different accounting treatment between various financial instruments.

Liquidity

GOING CONCERN

The audited consolidated financial statements included in this Annual Report have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. We have not generated any revenues from operations since inception, have never paid any dividends and are unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. Our continuation as a going concern depends upon the continued financial support of our shareholders and management, our ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. Based upon our current plans, we expect to incur operating losses in future periods. At October 31, 2015, we had a working capital deficit of $281,989 and accumulated losses of $5,253,631 since inception. These factors raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we will be able to generate significant revenues in the future. The consolidated financial statements included with this Annual Report on Form 10-K do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern. Therefore, we may be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

INTERNAL AND EXTERNAL SOURCES OF LIQUIDITY

Table 5: Working Capital

	At October 31, 2015	At October 31, 2014
Current assets	$6,474	$21,742
Current liabilities	(288,463)	(111,265)
Working capital deficit	$(281,989)	$(89,523)

During the year ended October 31, 2015, our working capital deficit increased by $192,466, from $89,523 at October 31, 2014 to $281,989 at October 31, 2015. The increase in working capital deficit was primarily related to the increase in accounts payable and amounts due to related parties for the development of our Vgrab Application.

Table 6: Cash Flows

	Year Ended October 31,
	2015	2014
Net cash used in operating activities	$(114,208)	$(93,744)
Net cash provided by financing activities	100,000	104,375
Effect of foreign currency exchange on cash	(3,553)	6,615
Net increase (decrease) in cash	$(17,761)	$17,246

Net cash used in operating activities. During the year ended October 31, 2015, we used $114,208 to support our operating activities. This cash was used to cover our cash operating expenses of $303,504 to increase our GST recoverable and prepaid expenses by $808, and $1,875, respectively, and to reduce our accrued liabilities by $1,768. These uses of cash were offset by increases in the accounts payable and amounts due to related parties of $13,747 and 180,000, respectively.

During the year ended October 31, 2014, we used $93,744 to support our operating activities. This cash was used to cover our operating loss of $133,286. The cash used in operations was offset by increases in our accounts payable and accrued liabilities of $17,796 and $19,988, respectively, increases in the amounts due to related parties of $28 and a $1,730 decrease in GST recoverable.

Non-cash operating activities. Our net loss was affected by a write-off of the OS Gold Property totaling $11,697, and the fair value of 22,500,000 shares of our common stock we issued to Hampshire pursuant to our software purchase agreement to acquire Vgrab Application, which we recorded as part of the software development costs. These transactions did not have any impact on the cash we used in our operations.

We did not have any non-cash operating transactions during the year ended October 31, 2014.

Net cash provided by financing activities. On January 8, 2015, we issued 500,000 shares of our common stock for gross proceeds of $100,000 pursuant to Regulation S of the Securities Act of 1933, as amended (the “Act”). The subscriber represented that the company was not a “U.S. Person” as that term is defined in Regulation S of the Act.

During the year ended October 31, 2014, we issued 890,000 shares of our common stock for gross proceeds of $107,375 pursuant to Regulation S of the Securities Act of 1933, as amended (the “Act”). The subscribers represented that they were not “U.S. Persons” as that term is defined in Regulation S of the Act. We paid a finder, who was not a U.S. Person, a finder’s fee totaling $3,000.

Capital Resources

Our ability to continue the development and marketing of the Vgrab Applications and Vmore Platform is subject to our ability to obtain the necessary funding.  We expect to raise funds through sales of our debt or equity securities. We have no committed sources of capital.  If we are unable to raise funds as and when we need them, we may be required to curtail, or even to cease, our operations.

As of October 31, 2015, we had cash on hand of $3,751 and working capital deficit of $281,989, which raises substantial doubt about our continuation as a going concern. We plan to mitigate our losses in future years by controlling our operating expenses and actively seeking new distribution channels for our Vgrab Applications. We cannot provide assurance that we will be successful in generating additional capital to support our development. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Contingencies and Commitments

We had no contingencies at October 31, 2015.

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

The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies.  As an “emerging growth company,” we may, under Section 7(a)(2)(B) of the Securities Act, delay adoption of new or revised accounting standards applicable to public companies until such standards would otherwise apply to private companies. We may take advantage of this extended transition period until the first to occur of the date that we (i) are no longer an "emerging growth company" or (ii) affirmatively and irrevocably opt out of this extended transition period. We have elected to take advantage of the benefits of this extended transition period. Our consolidated financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards. Until the date that we are no longer an "emerging growth company," affirmatively and irrevocably opt out of the exemption provided by Securities Act Section 7(a)(2)(B), or upon issuance of a new or revised accounting standard that applies to our financial statements and that has a different effective date for public and private companies, we will disclose the date on which adoption is required for non-emerging growth companies and the date on which we will adopt the recently issued accounting standard.

Our significant accounting policies are disclosed in the notes to the audited consolidated financial statements for the year ended October 31, 2015. The following accounting policies have been determined by our management to be the most important to the portrayal of our financial condition and results of operation:

Principles of Consolidation

The Company’s audited consolidated financial statements include the accounts of the Company and the Subsidiary. On consolidation, the Company eliminates all intercompany balances and transactions.

Internal-Use Software

The Company incurs costs related to the development of its Vgrab Applications and Vgrab.com website. Costs incurred in the planning and evaluation stage of internally-developed software and website, as well as development costs where economic benefit cannot be readily determined, are expensed as incurred. Costs incurred and accumulated during the development stage, where economic benefit of the software can be readily determined, are capitalized and included as part of Intangible assets on the balance sheets. Additional improvements to the web site and applications following the initial development stage are expensed as incurred. Capitalized internally-developed software and website development costs will be amortized over their expected economic life using the straight-line method.

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

Foreign Currency Translation and Transaction

The Company’s functional currency is the Canadian dollar and reporting currency is the United States dollar. The Company translates assets and liabilities to US dollars using year-end exchange rates, and translates revenues and expenses using average exchange rates during the period. Gains and losses arising on translation to the reporting currency are included in the other comprehensive income.

The Subsidiary’s functional and reporting currency is the United States dollar.

Foreign exchange gains and losses on the settlement of foreign currency transactions or the translation of monetary balances to the functional currency at the year end exchange rate are included in foreign exchange expense.

Fair Value of Financial Instruments

Our financial instruments include cash, accounts payable and accruals as well as amounts due to related parties. We believe the fair value of these financial instruments approximate their carrying values due to their short-term nature.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and trade accounts receivable.

At October 31, 2015, we had $3,751 in cash on deposit with a large chartered Canadian bank, of which $1,088 was insured.  As part of our cash management process, we perform periodic evaluations of the relative credit standing of this financial institution.  We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Vgrab Communications Inc.

We have audited the accompanying consolidated balance sheets of Vgrab Communications Inc. (the “Company”) as at October 31, 2015 and 2014 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at October 31, 2015 and 2014 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred losses in developing its business, and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

"DMCL"

DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED PROFESSIONAL ACCOUNTANTS

Vancouver, Canada

February 5, 2016

VGRAB COMMUNICATIONS INC.

(FORMERLY CORECOMM SOLUTIONS INC.)

CONSOLIDATED BALANCE SHEETS

	October 31, 2015	October 31, 2014

ASSETS
Current assets
Cash	$3,751	$21,512
GST recoverable	967	230
Prepaids	1,756	-
	6,474	21,742

Unproved mineral property	-	11,697
Total assets	$6,474	$33,439

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$95,587	$74,419
Accrued liabilities	6,115	29,002
Due to related parties	186,761	7,844
Total liabilities	288,463	111,265

Stockholders' deficit
Common stock, no par value, 200,000,000 authorized
30,806,661 and 7,806,661 issued and outstanding at
October 31, 2015 and 2014, respectively	4,951,375	576,375
Additional paid in capital	(26,180)	(26,180)
Accumulated other comprehensive income	46,447	6,552
Deficit	(5,253,631)	(634,573)
Total stockholders' deficit	(281,989)	(77,826)
Total liabilities and stockholders' deficit	$6,474	$33,439

The accompanying notes are an integral part of these consolidated financial statements

VGRAB COMMUNICATIONS INC.

(FORMERLY CORECOMM SOLUTIONS INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended October 31,
	2015	2014

Operating expenses
Accounting	$16,048	$14,342
Administration	60,270	52,728
Bank charges	840	339
Consulting	20,369	6,762
Corporate communications	1,933	1,758
Foreign exchange	(2,801)	402
Management fees	-	15,511
Office	718	3,675
Professional fees	11,802	22,668
Regulatory and filing	25,875	13,794
Software development	4,470,219	1,122
Travel and entertainment	-	1,796

	(4,605,273)	(134,897)
Other items
Exploration tax credit	485	3,454
Mineral exploration	(2,573)	(1,843)
Write-down of unproved mineral property	(11,697)	-

Net loss	(4,619,058)	(133,286)
Other comprehensive income
Translation to reporting currency	39,895	6,615
Comprehensive loss	$(4,579,163)	$(126,671)

Loss per share - basic and diluted	$(0.19)	$(0.02)

Weighted average number of shares outstanding:	24,424,469	7,246,798

The accompanying notes are an integral part of these consolidated financial statements

VGRAB COMMUNICATIONS INC.

(FORMERLY CORECOMM SOLUTIONS INC.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

			Additional Paid-in	Accumulated Other Comprehensive
	Shares	Amount	Capital	Income	Deficit	Total

Balance at October 31, 2013	6,916,661	$472,000	$(26,180)	$(63)	$(501,287)	$(55,530)

Common stock issued	890,000	104,375	-	-	-	104,375
Translation to reporting currency	-	-	-	6,615	-	6,615
Net loss	-	-	-	-	(133,286)	(133,286)
Balance at October 31, 2014	7,806,661	576,375	(26,180)	6,552	(634,573)	(77,826)

Common stock issued for cash	500,000	100,000	-	-	-	100,000
Common stock issued for Vgrab application	22,500,000	4,275,000	-	-	-	4,275,000
Translation to reporting currency	-	-	-	39,895	-	39,895
Net loss	-	-	-	-	(4,619,058)	(4,619,058)
Balance at October 31, 2015	30,806,661	$4,951,375	$(26,180)	$46,447	$(5,253,631)	$(281,989)

The accompanying notes are an integral part of these consolidated financial statements

VGRAB COMMUNICATIONS INC.

(FORMERLY CORECOMM SOLUTIONS INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended October 31,
	2015	2014

Cash flow used in in operating activities
Net loss	$(4,619,058)	$(133,286)

Software development costs - non-cash	4,303,857	-
Write-down of unproved mineral property	11,697	-

Changes in operating assets and liabilities
GST recoverable	(808)	1,730
Prepaids	(1,875)	-
Accounts payable	13,747	17,796
Accrued liabilities	(1,768)	19,988
Due to related parties	180,000	28
Net cash used in operating activities	(114,208)	(93,744)

Cash flows provided by financing activities
Shares issued	100,000	104,375
Net cash provided by financing activities	100,000	104,375

Effect of exchange rate changes on cash	(3,553)	6,615

Net increase (decrease) in cash	(17,761)	17,246

Cash, beginning	21,512	4,266

Cash, ending	$3,751	$21,512

The accompanying notes are an integral part of these consolidated financial statements

VGRAB COMMUNICATIONS INC.

(FORMERLY CORECOMM SOLUTIONS INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2015

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

The Company’s consolidated financial statements are prepared on a going concern basis in accordance with US generally accepted accounting principles (“GAAP”) which contemplate the realization of assets and discharge of liabilities and commitments in the normal course of business. It has not generated operating revenues to date, and has accumulated losses of $5,253,631 since inception.  The Company has funded its operations through the issuance of capital stock and debt.  Management plans to raise additional funds through equity and/or debt financings.  There is no certainty that further funding will be available as needed.  These factors raise substantial doubt about the ability of the Company to continue operating as a going concern.  The Company’s ability to continue its operations as a going concern, realize the carrying value of its assets, and discharge its liabilities in the normal course of business is dependent upon its ability to raise new capital sufficient to fund its commitments and ongoing losses, and ultimately on generating profitable operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with US GAAP, and are presented in United States dollars.

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain of the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. Significant areas of estimate include the carrying value of the intangible assets and deferred income tax obligations. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Reclassifications

Certain prior period amounts in the accompanying audited consolidated financial statements have been reclassified to conform to the current period’s presentation. These reclassifications had no effect on the results of operations or financial position for any period presented.

Principles of Consolidation

The audited consolidated financial statements include the accounts of the Company and the Subsidiary. On consolidation, all intercompany balances and transactions are eliminated.

Internal-Use Software

The Company incurs costs related to the development of its Vgrab Applications and Vgrab.com website. Costs incurred in the planning and evaluation stage of internally-developed software and website, as well as development costs where economic benefit cannot be readily determined, are expensed as incurred. Costs incurred and accumulated during the development stage, where economic benefit of the software can be readily determined, are capitalized and included as part of Intangible assets on the balance sheets. Additional improvements to the web site following the initial development stage are expensed as incurred. Capitalized internally-developed software and website development costs will be amortized over their expected economic life using the straight-line method.

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

Fair Value of Financial Instruments

Fair value is defined as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value is calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities includes consideration of non-performance risk including the entity’s own credit risk.

The Company’s financial instruments consist of cash, accounts payable and accruals as well as amounts due to related parties. The carrying value of these financial instruments approximates their fair value based on their short-term nature. The Company is not exposed to significant interest, exchange or credit risk arising from these financial instruments.

Foreign Currency Translation and Transaction

The Company’s functional currency is the Canadian dollar and reporting currency is the United States dollar. The Company translates assets and liabilities to US dollars using year-end exchange rates, and translates revenues and expenses using average exchange rates during the period. Gains and losses arising on translation to the reporting currency are included in the other comprehensive income.

The Subsidiary’s functional and reporting currency is the United States dollar.

Foreign exchange gains and losses on the settlement of foreign currency transactions or the translation of monetary balances to the functional currency at the year end exchange rate are included in foreign exchange expense.

The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

The Company accounts for uncertainty in income taxes by applying a two-step method. First, it evaluates whether a tax position has met a more likely than not recognition threshold, and second, it measures that tax position to determine the amount of benefit, if any, to be recognized in the financial statements. The application of this method did not have a material effect on the Company's consolidated financial statements.

Loss per Share

The Company presents both basic and diluted loss per share (“LPS”) on the face of the consolidated statements of operations. Basic LPS is computed by dividing net loss available to common shareholders by the weighted average number of shares outstanding during the year. Diluted LPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method. Diluted LPS excludes all dilutive potential shares if their effect is anti-dilutive.

NOTE 3 - VGRAB APPLICATION ACQUISITION

On January 8, 2015, the Company entered into an agreement with Hampshire Capital Limited (the “Vendor”) to acquire the Vgrab Software Application. The transaction was completed on February 10, 2015. In consideration, the Company issued the Vendor 22,500,000 shares of its common stock with a fair value of $0.19 per share for a total value of $4,275,000, which was expensed as software development costs. The amount expensed was subject to adjustment for foreign exchange and was recorded as $4,303,857 with $28,857 recorded through other comprehensive income (Note 4).

NOTE 4 - RELATED PARTY TRANSACTIONS

During the year ended October 31, 2015 and 2014, the Company incurred the following transactions with related parties:

	Year Ended October 31,
	2015	2014
Value of shares issued for development of the Vgrab Software Application (Note 3)	$4,275,000	$--
Consulting and software development costs incurred to the companies controlled by a significant shareholder	179,962	--
Mineral exploration and management fees incurred to a director	--	4,127
Management fees incurred to a former Chief Executive Officer	--	8,253
Management fees incurred to a former Chief Financial Officer	--	2,293
Management fees incurred to a director and former Chief Executive and Financial Officer	--	2,685
Total transactions with related parties	$4,454,962	$17,358

At October 31, 2015, the Company owed $186,761 (2014 - $7,844) to related parties. The amounts bear no interest, are unsecured and due on demand.

NOTE 5 - UNPROVED MINERAL PROPERTIES

At October 31, 2014, the Company held interest in 3 mineral exploration claims located in the vicinity of Osoyoos, British Columbia.  Due to the change in its business, management assessed that the carrying value of the claims was not recoverable and as a result, the property was fully impaired at October 31, 2015.

NOTE 6 - COMMON STOCK

Share issuances during the year ended October 31, 2015

On January 8, 2015, the Company completed a private placement of 500,000 common shares at $0.20 per share for gross proceeds of $100,000.

On February 10, 2015, the Company issued 22,500,000 common shares at $0.19 per share (Note 3) to the Vendor of the Vgrab Application.

Share issuances during the year ended October 31, 2014

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

NOTE 7 - INCOME TAXES

A reconciliation of income taxes at statutory rates is as follows:

	Year ended October 31,
	2015	2014
Loss before income taxes	$(4,619,058)	$(133,286)
Statutory tax rate	26%	25%
Expected recovery of income taxes	(1,200,955)	(33,321)
Effect of change in rates	(6,618)	--
Change in valuation allowance	1,207,573	33,321
	$--	$--

The Company’s tax-effected deferred income tax assets and liabilities are estimated as follows:

	Year ended October 31,
	2015	2014
Non-capital losses carried forward	$1,369,034	$164,538
Mineral properties	3,977	900
Less: Valuation allowance	(1,373,011)	(165,438)
	$--	$--

NOTE 8 - SUBSEQUENT EVENTS

On November 24, 2015, the Company issued 500,000 shares of its common stock to Rain Communications Inc., a company controlled by a shareholder of the Company. The shares were issued as finders fee for introducing the Company to the Hampshire Capital Limited, the Vendor of the Vgrab Application (Note 3).

Subsequent to October 31, 2015, the Company received CAD$15,000 (USD$10,335) and USD$6,000 under loan agreements with Hampshire Avenue SDN BHD, a company controlled by Hampshire Capital Limited. The loans bear interest at 4% per annum, are unsecured and payable on demand.

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

Our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of October 31, 2015.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the assessment, our Chief Executive Officer and Chief Financial Officer determined that, as of October 31, 2014, our internal control over financial reporting is effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the fourth quarter of the last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B:  OTHER INFORMATION

On February 3, 2016, the British Columbia Securities Commission ("BCSC") issued a cease trade order against our company for failure to file an Annual Information Form under National Instrument 51-102.  The cease trade order will remain in effect until such time as we file the AIF with the BCSC.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Table 7 contains certain information regarding our directors, executive officers and key personnel.

Table 7: Directors and officers

Name	Age	Position
Jacek P. Skurtys	57	Director, Chief Executive Officer, Chief Financial Officer and President
Nelson Da Silva	55	Director
Ramsom Koay	35	Vice President of Marketing

Set forth below is a brief description of the background and business experience of our executive officers and directors:

Mr. Da Silva has over 25 years of experience working with numerous mining companies in the public sector. From 2009 to 2012, Mr. Da Silva worked with Rain Communications Corp, a full service investor relations firm specializing in early stage mining and exploration companies. For the past three years, Mr. Da Silva has been providing consulting services as an independent contractor.

Mr. Jacek P. Skurtys has over 25 years of experience managing various telecommunication and media businesses.  Since March 2012, Mr. Skurtys has been the Chief Strategy Officer of the Hampshire Group.  Mr. Skurtys is also an executive director of Linear Corporation Behard, which is an HVAC equipment provider.  Previously, Mr. Skurtys served as Chief Operating Officer and Vice-President of Proyektor LLC from 2006 to 2011. Mr. Jacek P. Skurtys holds MA Degree at Warsaw University, School of International Affairs and received Cambridge Proficiency Certificate in 1986.

Mr. Ramsom Koay brings with him a wealth of experience and knowledge in public relations, marketing, strategy, geographical targeting within Canada, USA, South America, and South East Asia. His recent positions included Marketing Director with VR World, an online digest devoted to news and analysis of the technology industry, andBusiness Development & Marketing with Patriot Memory LLC, a company that manufactures and markets high performance, enthusiast memory modules, flash memory, and mobile accessory products. Mr. Koay received his BBA degree in Marketing and Management from the Northwood University, Midland, Michigan in December 2003.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act and the rules thereunder require our officers and directors, and persons who own more than 10% of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies.  To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, the following persons have, during the fiscal year ended October 31, 2015, failed to file, on a timely basis, the reports required by Section 16(a) of the Exchange Act:

•

Mr. Skurtys, our Chief Executive and Financial Officer, as well as a member of our Board of Directors was appointed as our Officer and Director on February 10, 2015.  Mr. Skurtys filed his Form 3 reflecting his status as a director and officer of Vgrab Communications Inc. on February 26, 2015.

•

On February 10, 2015, we issued to Hampshire Capital Ltd, 22,500,000 shares of our common stock, under the terms of the Software Purchase Agreement with Hampshire.  As a result, Hampshire became a holder of 74.65% of our issued and outstanding common shares.  Hampshire filed its Form 3 reflecting its status as a majority shareholder of Vgrab Communications Inc. on March 20, 2015.

•

Mr. Koay, our Vice President of Marketing was appointed as our Officer on October 26, 2015.  Mr. Koay filed his Form 3 reflecting his status as an officer of Vgrab Communications Inc. on November 27, 2015.

Corporate Governance

Our board of directors does not have a compensation committee or a nominating committee.  We believe this is appropriate, given the small size of our company and the stage of our development.  We have not adopted any procedures by which our security holders may recommend nominees to our board of directors and that has not changed during the last fiscal year.

Our audit committee consists of Jacek P. Skurtys, the Company’s CEO, CFO, President and a director, and Nelson Da Silva, a director.  None of the members of the Company’s Board of Directors qualify as an “audit committee financial expert”, as defined by Item 407 of Regulation S-K promulgated under the Securities Act and the Exchange Act. We are dependent on financial advice from external financial consulting firm, which we believe is appropriate, given the small size of our company and the stage of our development.

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

ITEM 11: EXECUTIVE COMPENSATION

Table 8 summarizes all compensation for the 2015 and 2014 fiscal years received by our Chief Executive Officer, our two most highly compensated executive officers who earned more than $100,000 and up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of the last completed fiscal year (collectively, the “Named Executive Officers”).

Table 8: Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Jacek P. Skurtys [1]	2015	$0	$0	$0	$0	$0	$0	$0	$0
CEO, CFO, President and Director	2014	$0	$0	$0	$0	$0	$0	$0	$0

Nelson Da Silva [2]	2015	$0	$0	$0	$0	$0	$0	$0	$0
Director , Former CEO, CFO and President	2014	$0	$0	$0	$0	$0	$0	$2,685	$2,685

Ramsom Koay [3]	2015	$0	$0	$0	$0	$0	$0	$0	$0
Vice President of Marketing	2014	$0	$0	$0	$0	$0	$0	$0	$0

Gerald Diakow [4]	2015	$0	$0	$0	$0	$0	$0	$0	$0
Former Vice President Exploration and Director	2014	$0	$0	$0	$0	$0	$0	$4,127	$4,127

Patrick Fitzsimmons [5]	2015	$0	$0	$0	$0	$0	$0	$0	$0
Former CEO, President and Director	2014	$0	$0	$0	$0	$0	$0	$8,253	$8,253

James Hyland [6]	2015	$0	$0	$0	$0	$0	$0	$0	$0
Former CFO and Director	2014	$0	$0	$0	$0	$0	$0	$2,293	$2,293

Notes:

1.	Mr. Skurtys was appointed as a member of our Board of Directors, President, CEO and CFO on February 10, 2015.
2.

Mr. Da Silva was appointed as a member of our Board of Directors, President, CEO and CFO on May 21, 2014. Mr. Da Silva resigned as our President, CEO and CFO on February 10, 2015.  During the year ended October 31, 2014, we paid Mr. Da Silva $2,685 in management fees.

3.	Mr. Koay was appointed as our Vice President of Marketing on October 26, 2015.
4.

Mr. Diakow was appointed as a member of our Board of Directors on April 15, 2012; on July 26, 2013, we appointed Mr. Diakow as our Chief Financial Officer and President. On December 2, 2013, Mr. Diakow resigned as our CEO and President but continued to serve as our director until February 10, 2015. During the year ended October 31, 2014, we paid Mr. Diakow $1,834 for exploration work conducted on our OS Gold Claim and $2,293 in management fees.

5.

Mr. Fitzsimmons was appointed as a member of our Board of Directors, President and CEO on December 2, 2013.  Mr. Fitzsimmons resigned from all posts he held on May 21, 2014. During the course of his service, we paid Mr. Fitzsimmons $8,253 for management services he provided to us.

6.

Mr. Hyland was appointed as a member of our Board of Directors and CFO on December 2, 2013.  Mr. Hyland resigned from all posts he held on April 11, 2014. During the course of his service, we paid Mr. Hyland $2,293 for management services he provided to us.

We have not entered into any employment and/or consulting agreements with our executive officers and / or directors.

Outstanding Equity Awards at Fiscal Year End

As at October 31, 2015, we did not have any outstanding equity awards.

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Table 9 presents, as of February 5, 2016, information regarding the beneficial ownership of our common stock with respect to each of our executive officers, each of our directors, each person known by us to own beneficially more than 5% of the common stock, and all of our directors and executive officers as a group.  Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power over securities.  Each individual or entity named has sole investment and voting power with respect to the shares of common stock indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted.

Table 9: Security ownership

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Shares(1)
Security Ownership, Directors and Officers

Common Shares	JACEK P. SKURTYS	Nil	Nil
	156 Jalan Utama,	Direct
10450 Georgetown Malaysia

	NELSON DA SILVA	175,000	0.57%
	Suite 810, 789 West Pender Street	Direct
Vancouver, BC, Canada V6C 1H2

	RAMSOM KOAY	Nil	Nil
	410-P Lorong Taman Cantik 3	Direct
11500 Airitam, Malaysia

	All Officers and Directors as a Group	175,000	0.57%

Security Ownership, 5% Shareholders

Common Shares	HAMPSHIRE CAPITAL LTD.	23,000,000	73.47%
	Kensington Gardens, No. U1317. Lot 7616	Direct
Jalan Jumidar Buyong, 87000, Labuan F.T. Malaysia

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

In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of our shares actually outstanding on February 5, 2016.  As of February 5, 2016, there were 31,306,661 common shares issued and outstanding.

Changes in Control

Under the terms of our Software Purchase Agreement with Hampshire Capital Limited, on February 10, 2015, we issued 22,500,000 shares of our common stock to Hampshire.  As a result, Hampshire became a holder of 74.65% of the issued and outstanding common shares of the Company, resulting in a change of control. Due to additional share issuances subsequent to February 10, 2015 transaction, the Hampshire’s stock position was reduced to 73.47%.

We are not aware of any arrangement, which may result in a change in control in the future.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director independence

Our common shares are quoted on the OTC Markets inter-dealer quotation system, which does not have director independence requirements.  For the purpose of determining director independence, we have adopted the independence requirements of Canadian National Instrument 52-110 - Audit Committees (“NI 52-110”) as we are an OTC reporting issuer in the province of British Columbia. NI 52-110 recommends that the Board of Directors of a public company be constituted with a majority of individuals who qualify as “independent” directors. An “independent” director is a director who has no direct or indirect material relationship with us. A material relationship is a relationship, which could, in the view of the Board of Directors, reasonably interfere with the exercise of a director’s independent judgment. Nelson Da Silva is considered an independent director. Aside from shares held by him, he has no ongoing interest or relationship with the Company other than serving as a director. Jack P. Skurtys is not an independent director because of his position as CEO, CFO and President.

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

Nelson Da Silva

During the past two fiscal years and up to the date of the filing of this Annual Report on the Form 10-K, we have entered into the following related party transactions with Nelson Da Silva, our director and former CEO, CFO and President:

•

During the year ended October 31, 2014, we paid Mr. Da Silva $2,685 in management fees.

Gerald Diakow

During the past two fiscal years and up to the date of the filing of this Annual Report on Form 10-K, we have entered into the following related party transactions with Gerald Diakow, our former director and Vice President Exploration:

•

During the year ended October 31, 2014, we paid $1,834 to Mr. Diakow, for exploration work conducted on the OS Gold Claim.

•

During the year ended October 31, 2014, we paid $2,293 to Mr. Diakow, in management fees.

Patrick Fitzsimmons

During the past two fiscal years and up to the date of the filing of this Annual Report on the Form 10-K, we have entered into the following related party transactions with Patrick Fitzsimmons, our former director, CEO and President:

•

During the year ended October 31, 2014, we paid Mr. Fitzsimmons $8,253 for the management services he provided to us.

James Hyland

During the past two fiscal years and up to the date of the filing of this Annual Report on Form 10-K, we have entered into the following related party transactions with James Hyland, our former Chief Financial Officer and a director:

•

During the year ended October 31, 2014, we paid Mr. Hyland $2,293 for the management services he provided to the Company.

Hampshire Capital Limited

During the past two fiscal years and up to the date of the filing of this Annual Report on Form 10-K, we have entered into the following related party transactions with Hampshire Capital Limited (“Hampshire”), a 10% holder of the Company and a member of the Hampshire Group:

•

During the fiscal year ended October 31, 2015, we issued a total of 22,500,000 of our common shares to Hampshire in accordance with the terms of the software purchase agreement dated January 8, 2015 between us and Hampshire.

•

During the fiscal year ended October 31, 2015, we paid $59,962 to Hampshire Capital Limited for software development costs and consulting fees.

•

During the fiscal year ended October 31, 2015, we paid $120,000 to Hampshire Infotech SDN BHD, a company that is also a member of the Hampshire Group, for software development costs in accordance with the service agreement dated July 12, 2015, between our Subsidiary and Hampshire Infotech SDN BHD.

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

2015 - $15,265 - Dale Matheson Carr-Hilton Labonte LLP

2014 - $14,578 - Dale Matheson Carr-Hilton Labonte LLP

(2)  Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2015 - $0 - Dale Matheson Carr-Hilton Labonte LLP

2014 - $0 - Dale Matheson Carr-Hilton Labonte LLP

(3)  Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2015 - $   841 - Dale Matheson Carr-Hilton Labonte LLP

2014 - $1,155 - Dale Matheson Carr-Hilton Labonte LLP

(4)  All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2) and (3) was:

2015 - $0 - Dale Matheson Carr-Hilton Labonte LLP

2014 - $0 - Dale Matheson Carr-Hilton Labonte LLP

Our board of directors pre-approves all audit and permissible non-audit services provided by the independent auditors.  These services may include audit services, audit-related services, tax services and other services.

PART IV

ITEM 15: EXHIBITS

The following table sets out the exhibits either filed herewith or incorporated by reference.

Exhibit	Description
3.1	Notice of Articles.(6)
3.2	Articles.(1)
3.3	Certificate of Continuation.(2)
3.4	Certificate of Change of Name dated January 6, 2014.(6)
3.5	Certificate of Change of Name dated February 11, 2015.(8)
10.2	Property Purchase Agreement dated April 11, 2012 between the Company and Gerald Diakow.(1)
10.4	Software Purchase Agreement between the Company and Hampshire Capital Limited. dated January 8, 2015. (7)
10.5	Service Agreement between Vgrab International Ltd. and Hampshire Infotech SDN BHD dated July 12, 2015.
10.6	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated January 19, 2016.
10.7	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated February 4, 2016.
16.1	Code of Ethics. (3)
21.1	List of Subsidiaries.
31	Certification pursuant to Rule 13a-14(a) and 15d-14(a).
32	Certification pursuant to Section 1350 of Title 18 of the United States Code.
99.1	Audit Committee Charter(3)
101

The following consolidated financial statements from the registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2015, formatted in XBRL:

(i)    Consolidated Balance Sheets;

(ii)   Consolidated Statements of Operations;

(iii)  Consolidated Statement of Stockholders’ Deficit;

(iv)  Consolidated Statements of Cash Flows;

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

(8)  Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 17, 2015.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   February 9, 2016

VGRAB COMMUNICATIONS INC.

By:	/s/ Jacek (Jack) P. Skurtys
Jacek (Jack) P. Skurtys, Chief Executive Officer, Chief Financial Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

Signature	Title	Date

/s/ Jacek (Jack) P. Skurtys	Jacek (Jack) P. Skurtys, Chief Executive Officer, (Principal Executive Officer), Chief Financial Officer, (Principal Accounting Officer), President and Member of the Board of Directors	February 9, 2016

/s/ Nelson Da Silva	Nelson Da Silva, Member of the Board of Directors	February 9, 2016

/s/ Ramsom Koay	Ramsom Koay, Vice President of Marketing	February 9, 2016