Form 10-Q
period 2016-01-31
VGRAB COMMUNICATIONS INC.
filed 2016-03-16
CIK 1551887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of March 14, 2016, the number of shares of the registrant’s common stock outstanding was 31,306,661.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

VGRAB COMMUNICATIONS INC.

CONSOLIDATED BALANCE SHEETS

	January 31, 2016	October 31, 2015
	(Unaudited)

ASSETS

Current assets
Cash	$5,138	$3,751
GST recoverable	599	967
Prepaids	-	1,756
Total assets	$5,737	$6,474

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$98,245	$95,587
Accrued liabilities	7,102	6,115
Due to related parties	270,035	186,761
Loan payable	10,674	-
Total liabilities	386,056	288,463

Stockholders' deficit
Common stock, no par value, 200,000,000 authorized 31,306,661 and 30,806,661 issued and outstanding at January 31, 2016 and October 31, 2015, respectively	5,031,375	4,951,375
Additional paid in capital	(26,180)	(26,180)
Accumulated other comprehensive income	57,328	46,447
Deficit	(5,442,842)	(5,253,631)
Total stockholder's deficit	(380,319)	(281,989)
Total liabilities and stockholders' deficit	$5,737	$6,474

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

VGRAB COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended January 31,
	2016	2015

Operating expenses
Accounting	$1,456	$2,573
Administration	10,920	25,734
Bank charges	92	342
Consulting	-	1,064
Corporate communications	-	492
Foreign exchange	4,257	(8,225)
Interest expense	22	-
Office	53	388
Professional fees	1,334	7,395
Regulatory and filing	1,910	2,984
Software development costs	90,000	-
	(110,044)	(32,747)
Other items
Finder's fee	(79,167)	-
Mineral exploration	-	(2,573)
Write-down of unproved mineral property	-	(11,697)

Net loss	(189,211)	(47,017)
Translation to reporting currency	10,881	4,315
Comprehensive loss	$(178,330)	$(42,702)

Loss per share - basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding:	31,100,139	7,931,661

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

VGRAB COMMUNICATIONS INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(UNAUDITED)

	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit	Total

Balance at October 31, 2014	7,806,661	$576,375	$(26,180)	$6,552	$(634,573)	$(77,826)

Common stock issued for cash	500,000	100,000	-	-	-	100,000
Translation to reporting currency	-	-	-	4,315	-	4,315
Net loss for the period ended January 31, 2015	-	-	-	-	(47,017)	(47,017)
Balance at January 31, 2015	8,306,661	676,375	(26,180)	10,867	(681,590)	(20,528)

Common stock issued for software	22,500,000	4,275,000	-	-	-	4,275,000
Translation to reporting currency	-	-	-	35,580	-	35,580
Net loss for the period ended October 31, 2015	-	-	-	-	(4,572,041)	(4,572,041)
Balance at October 31, 2015	30,806,661	4,951,375	(26,180)	46,447	(5,253,631)	(281,989)

Common stock issued as finder's fee	500,000	80,000	-	-	-	80,000
Translation to reporting currency	-	-	-	10,881	-	10,881
Net loss for the period ended January 31, 2016	-	-	-	-	(189,211)	(189,211)
Balance at January 31, 2016	31,306,661	$5,031,375	$(26,180)	$57,328	$(5,442,842)	$(380,319)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

VGRAB COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended January 31,
	2016	2015

Cash flow used in operating activities
Net loss	$(189,211)	$(47,017)
Adjustments to reconcile net loss to net cash used in operating activities

Finder's fees, non-cash	79,167	-
Write-down of unproved mineral property	-	11,697

Changes in operating assets and liabilities
GST recoverable	306	(2,006)
Prepaids	1,875	-
Accounts payable	2,914	5,263
Accrued liabilities	1,456	(12,332)
Due to related parties	90,000	(979)
Accrued interest	22	-
Net cash used in operating activities	(13,471)	(45,374)

Cash flows provided by financing activities
Shares issued	-	100,000
Loan payable	10,335	-
Net cash provided by financing activities	10,335	100,000

Effect of exchange rate changes on cash	4,523	4,315

Net increase in cash	1,387	58,941

Cash, beginning	3,751	21,512

Cash, ending	$5,138	$80,453

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

VGRAB COMMUNICATIONS INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JANUARY 31, 2016

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

Basis of presentation

The unaudited interim consolidated financial statements of the Company are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended October 31, 2015, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements for the year ended October 31, 2015 included in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended January 31, 2016, are not necessarily indicative of the results that may be expected for the year ending October 31, 2016.

Going Concern

The accompanying unaudited interim consolidated financial statements have been prepared assuming the Company will continue as a going concern. Continuation as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and ultimately upon its ability to achieve profitable operations.  The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern.  These unaudited interim consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.  Management intends to obtain additional funding by borrowing funds from its directors and officers, issuing promissory notes and/or a private placement of common stock.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

Certain prior period amounts in the accompanying unaudited interim consolidated financial statements have been reclassified to conform to the current period’s presentation. These reclassifications had no effect on the results of operations or financial position for any period presented.

Principles of Consolidation

The interim consolidated financial statements include the accounts of the Company and the Subsidiary. On consolidation, all intercompany balances and transactions are eliminated.

Internal-Use Software

The Company incurs costs related to the development of its Vgrab Applications, Vmore Platform and Vgrab.com website. Costs incurred in the planning and evaluation stage of internally-developed software and website, as well as development costs where economic benefit cannot be readily determined, are expensed as incurred. Costs incurred and accumulated during the development stage, where economic benefit of the software can be readily determined, are capitalized and included as part of Intangible assets on the balance sheets. Additional improvements to the web site following the initial development stage are expensed as incurred. Capitalized internally-developed software and website development costs will be amortized over their expected economic life using the straight-line method.

NOTE 3 - SOFTWARE PURCHASE AGREEMENT

On January 8, 2015, the Company entered into an agreement with Hampshire Capital Limited to acquire the Vgrab Software Application. The transaction was completed on February 10, 2015. In consideration, the Company issued the Vendor 22,500,000 shares of its common stock with a fair value of $0.19 per share for a total value of $4,275,000, which was expensed as software development costs.

NOTE 4 - RELATED PARTY TRANSACTIONS

During the three months ended January 31, 2016 the Company incurred $90,000 (2015 - $Nil) to a company controlled by a significant shareholder for software development costs.

At January 31, 2016, the Company owed $270,035 (October 31, 2015 - $186,761) to related parties. The amounts bear no interest, are unsecured and due on demand.

On January 19, 2016, the Company received CAD$15,000 (USD$10,335) in exchange for a note payable to Hampshire Avenue SDN BHD (the “Hampshire Avenue”), a company controlled by Hampshire Capital Limited. The loan bears interest at 4% per annum, is unsecured and payable on demand.

Subsequent to January 31, 2016, the Company received additional CAD$6,000 (USD$4,333) in exchange for a note payable to Hampshire Avenue. The loan bears interest at 4% per annum, is unsecured and payable on demand.

NOTE 5 - COMMON STOCK

On November 24, 2015, the Company issued 500,000 shares of its common stock to Rain Communications Inc., a company controlled by a significant shareholder of the Company. The shares were issued as finder’s fee for introducing the Company to Hampshire Capital Limited (Note 3).

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

General

You should read this discussion and analysis in conjunction with our interim unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and related notes for the fiscal year ended October 31, 2015, included in our Annual Report on Form 10-K. The inclusion of supplementary analytical and related information may require us to make estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position taken as a whole. Actual results may vary from the estimates and assumptions we make.

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

During our Fiscal 2015 we started working on the expansion of our product mix to include an application designed specifically for merchants (the “Vgrab Merchant Application”) as well as an online platform that will allow merchants and consumers to sell and purchase online goods (the “Vmore Platform”).

On June 24, 2015, we formed a subsidiary, Vgrab International Ltd., (the “Subsidiary”, or “Vgrab International”) under the Labuan Companies Act 1990 in Federal Territory of Labuan, Malaysia. The main focus of the Subsidiary is to continue development of the Vgrab Applications and the Vmore Platform, and start their market penetration in Southeast Asia.

Summary of financial condition

	January 31, 2016	October 31, 2015
Working capital	$(380,319)	$(281,989)
Current assets	$5,737	$6,474
Total liabilities	$386,056	$288,463
Common stock and additional paid in capital	$5,005,195	$4,925,195
Deficit	$(5,442,842)	$(5,253,631)
Accumulated other comprehensive income	$57,328	$46,447

Results of Operation

Our operating results for the three months ended January 31, 2016 and 2015 and the changes in the operating results between those periods are summarized in the table below.

Three Months Summary

	Three Months Ended January 31,
	2016	2015	Percentage Increase / (Decrease)
Operating expenses	$(110,044)	$(32,747)	236%
Finder’s fee	(79,167)	-	(100)%
Mineral exploration	-	(2,573)	n/a
Write-down of unproved mineral property	-	(11,697)	n/a
Net loss	(189,211)	(47,017)	302%
Translation to reporting currency	10,881	4,315	152%
Comprehensive loss	$(178,330)	$(42,702)	318%

Revenue

During the three months ended January 31, 2016 and 2015 we did not have any revenue generating operations. We are presently a development stage company engaged in a software application development and marketing. We can provide no assurances that we will be able to generate enough cash flow from our operations to support our ongoing operations.

Finder's Fee

Finder’s fee relates to the issuance of 500,000 common shares to Rain Communications Inc., a company controlled by Mr. Ralph Biggar our shareholder, and former director and officer. The shares were issued as finder’s fee for introducing us to Hampshire Capital Limited, the Vendor of the Vgrab Application. The share issuance was completed pursuant to the provisions of Regulation S of the Securities Act.

Operating Expenses

Our operating expenses for the three months ended January 31, 2016 and 2015 consisted of the following:

	Three Months Ended January 31,
	2016	2015	Percentage Increase / (Decrease)
Operating expenses
Administration	$10,920	$25,734	(58)%
Accounting	1,456	2,573	(43)%
Bank charges	92	342	(73)%
Consulting	-	1,064	(100)%
Corporate communications	-	492	(100)%
Interest expense	22	-	n/a
Office	53	388	(86)%
Professional fees	1,334	7,395	(82)%
Regulatory and filing	1,910	2,984	(36)%
Software development	90,000	-	n/a
Foreign exchange (gain) / loss	4,257	(8,225)	(152)%
Total	$110,044	$32,747	236%

Our operating expenses increased by $77,297 or 236% from $32,747, for the three months ended January 31, 2015 to $110,044 for the three months ended January 31, 2016. The most significant change in operating expenses was associated with the software development cost for the development and maintenance of the Vgrab Applications, the Vmore Platform, and the Vgrab.com website. During the three months ended January 31, 2016, we recorded $90,000 associated with these services, which amount was accrued to Hampshire Infotech SDN BHD, a company that is a member of the Hampshire Group, our major shareholder. In addition, our foreign exchange changed by $12,482, from a gain on exchange of $8,225 we recorded during the three month period ended January 31, 2015 to a loss on exchange of $4,257 we recorded during the current period.

Aside from increased software development and website maintenance costs, we have kept our administrative and general expenses at a low level, resulting in an overall decrease to these expenses of $25,185. This change comprised mainly of the decreases to our administrative fees of $14,814, accounting fees of $1,117, consulting fees of $1,064, professional along with regulatory and filing fees of $6,061 and $1,074, respectively, as compared to the three month period ended January 31, 2015.

Other Items

During the three month period ended January 31, 2016, we recorded $79,167, being a fair value of the shares issued to Rain Communications Inc., a company that introduced us to Hampshire Capital Limited, the Vendor of the Vgrab Application.

With the acquisition of the Vgrab Application we have terminated our property acquisition and exploration activities. Since we will not be able to recover the carrying value of our OS Gold Property, during the three month period ended January 31, 2015 we wrote off $11,697 in acquisition costs associated with this property. Other items also contain $2,573 in mineral exploration expenses associated with the preparation of the geological report on our OS Gold Property, which was required to keep the property in good standing.

Translation to Reporting Currency

Translation to reporting currency results from the difference between our functional currency, being the Canadian dollar, and reporting currency, being the United States dollar, and is caused by fluctuation in foreign exchange between the two currencies as well as different accounting treatment between various financial instruments.

Liquidity and Capital Resources

GOING CONCERN

The unaudited interim consolidated financial statements included in this Quarterly Report have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. We have not generated any revenues from operations since inception, have never paid any dividends and are unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. Our continuation as a going concern depends upon the continued financial support of our shareholders, our ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. Based upon our current plans, we expect to incur operating losses in future periods. At January 31, 2016, we had a working capital deficit of $380,319 and accumulated losses of $5,442,842 since inception. These factors raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we will be able to generate significant revenues in the future. These unaudited interim financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern. Therefore, we may be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

Working Capital

	At January 31, 2016	At October 31, 2015
Current assets	$5,737	$6,474
Current liabilities	(386,056)	(288,463)
Working capital deficit	$(380,319)	$(281,989)

During the three months ended January 31, 2016, our working capital deficit increased by $98,330, from $281,989 at October 31, 2015 to $380,319 at January 31, 2016. The increase in working capital deficit was primarily related to the increase in amounts due to related parties, which were mainly associated with cost of the development of our Vgrab Applications, Vmore Platform and the website, and a note payable we issued to Hampshire Infotech.

Cash Flows

	Three Months Ended January 31,
	2016	2015
Net cash used in operating activities	$(13,471)	$(45,374)
Net cash provided by financing activities	10,335	100,000
Effect of foreign currency exchange on cash	4,523	4,315
Net increase in cash	$1,387	$58,941

Net cash used in operating activities. During the three months ended January 31, 2016, we used $13,471 to support our operating activities. This cash was used to cover our cash operating expenses of $110,044, and was offset by decreases to our GST recoverable and prepaid expenses of $306 and $1,875, respectively, and increases to our accounts payable and accrued liabilities of $2,914 and $1,456, respectively. In addition, the cash used in operations was offset by an increase to the amounts due to related parties of $90,000 and $22 in interest accrued on a related party loan.

During the three months ended January 31, 2015, we used $45,374 to support our operating activities. This cash was used to cover our cash operating expenses of $35,320, to increase our GST recoverable by $2,006 and to reduce our accrued liabilities and the amounts due to related parties by $12,332 and $979, respectively. These uses of cash were offset by increases in our trade accounts payable of $5,263.

Non-cash operating activities. During the three months ended January 31, 2016, we issued 500,000 shares of our common stock to Rain Communication Inc. for introducing us to Hampshire Capital Limited, the Vendor of the Vgrab Application. The fair value of these shares was determined to be $79,167 and was recorded as finder's fees.

During the three months ended January 31, 2015, our net loss was affected by a write-off of the OS Gold Property totalling $11,697, which did not have any impact on the cash we used in our operations.

Net cash provided by financing activities. During the three months ended January 31, 2016, we received $10,335 (CAD$15,000) as proceeds from the loan agreement with Hampshire Avenue SDN BHD, a company controlled by Hampshire Capital Limited. The loan bears interest at 4% per annum, is unsecured and payable on demand.

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

As of January 31, 2016, we had cash on hand of $5,138 and working capital deficit of $380,319, which raises substantial doubt about our continuation as a going concern. We plan to mitigate our losses in future years by controlling our operating expenses and actively seeking new distribution channels for our Vgrab Applications and Vmore Platform. We cannot provide assurance that we will be successful in generating additional capital to support our development. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Our significant accounting policies are disclosed in the notes to the audited financial statements for the year ended October 31, 2015. The following accounting policies have been determined by our management to be the most important to the portrayal of our financial condition and results of operation:

Principles of Consolidation

The Company’s interim consolidated financial statements include the accounts of the Company and the Subsidiary. On consolidation, the Company eliminates all intercompany balances and transactions.

Internal-Use Software

The Company incurs costs related to the development of its Vgrab Applications, Vmore Platform as well as its website. Costs incurred in the planning and evaluation stage of internally-developed software and website, as well as development costs where economic benefit cannot be readily determined, are expensed as incurred. Costs incurred and accumulated during the development stage, where economic benefit of the software can be readily determined, are capitalized and included as part of Intangible assets on the balance sheets. Additional improvements to the web site and applications following the initial development stage are expensed as incurred. Capitalized internally-developed software and website development costs will be amortized over their expected economic life using the straight-line method.

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

Foreign Currency Translation and Transaction

The Company’s functional currency is the Canadian dollar and reporting currency is the United States dollar. The Company translates assets and liabilities to US dollars using exchange rates in effect at the reporting date, and translates revenues and expenses using average exchange rates during the period. Gains and losses arising on translation to the reporting currency are included in the other comprehensive income.

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

At January 31, 2016, we had $5,138 in cash on deposit with a large chartered Canadian bank, of which $2,500 was insured.  As part of our cash management process, we perform periodic evaluations of the relative credit standing of this financial institution.  We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended January 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have a limited number of products.

We are reliant on the marketing and sale of our Vgrab Applications and Vmore Platform.  If these products do not achieve sufficient market acceptance, it will be difficult for us to achieve consistent profitability.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

The following table sets out the exhibits either filed herewith or incorporated by reference.

Exhibit	Description
3.1	Notice of Articles.(1)
3.2	Articles.(1)
3.3	Certificate of Continuation.(2)
3.4	Certificate of Change of Name dated January 6, 2014.(4)
3.5	Certificate of Change of Name dated February 11, 2015.(6)
10.1	Property Purchase Agreement dated April 11, 2012 between the Company and Gerald Diakow.(1)
10.2	Software Purchase Agreement between the Company and Hampshire Capital Limited, Inc. dated January 8, 2015. (5)
10.3	Service Agreement between Vgrab International Ltd. and Hampshire Infotech SDN BHD dated July 12, 2015. (7)
10.4	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated January 19, 2016. (7)
10.5	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated February 4, 2016. (7)
16.1	Code of Ethics. (3)
31	Certification pursuant to Rule 13a-14(a) and 15d-14(a).
32	Certification pursuant to Section 1350 of Title 18 of the United States Code.
99.1	Audit Committee Charter(3)
101

The following financial statements from the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2016, formatted in XBRL:

(i) Consolidated Balance Sheets at January 31, 2016 (unaudited), and October 31, 2015;

(ii) Unaudited Condensed Interim Consolidated Statements of Operations for the Three Months ended January 31, 2016 and 2015;

(iii) Unaudited Condensed Interim Consolidated Statement of Stockholders’ Deficit for the Three Month Period Ended January 31, 2016;

(iv) Unaudited Condensed Interim Consolidated Statements of Cash Flows for the Three Months ended January 31, 2016 and 2015.

(v) Notes to the Interim Consolidated Financial Statements.

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

(7) Filed with the SEC as an exhibit to our Annual Report on Form 10-K filed on February 9, 2016.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 16, 2016

VGRAB COMMUNICATIONS INC.

By:	/s/ Jacek (Jack) P. Skurtys
Jacek (Jack) P. Skurtys, Chief Executive Officer, Chief Financial Officer and President