Form 10-Q
period 2016-04-30
VGRAB COMMUNICATIONS INC.
filed 2016-06-16
CIK 1551887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of June 16, 2016, the number of shares of the registrant’s common stock outstanding was 31,306,661.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

VGRAB COMMUNICATIONS INC.

CONSOLIDATED BALANCE SHEETS

	April 30, 2016	October 31, 2015
	(unaudited)

ASSETS

Current assets
Cash	$2,190	$3,751
GST recoverable	1,354	967
Prepaids	6,261	1,756
Total assets	$9,805	$6,474

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$128,103	$95,587
Accrued liabilities	4,781	6,115
Due to related parties	330,038	186,761
Loans payable	29,494	-
Total liabilities	492,416	288,463

Stockholders' deficit
Common stock, no par value, 200,000,000 authorized 31,306,661 and 30,806,661 issued and outstanding at April 30, 2016 and October 31, 2015, respectively	5,031,375	4,951,375
Additional paid in capital	(26,180)	(26,180)
Accumulated other comprehensive income	35,766	46,447
Deficit	(5,523,572)	(5,253,631)
Total stockholders' deficit	(482,611)	(281,989)
Total liabilities and stockholders' deficit	$9,805	$6,474

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

VGRAB COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended April 30,		Six Months Ended April 30,
	2016	2015	2016	2015

Operating expenses
Accounting	$5,369	$2,953	$6,825	$5,526
Administration	11,289	11,547	22,209	37,280
Amortization	-	320,108	-	320,108
Bank charges	331	370	423	712
Consulting	-	18,527	-	19,591
Corporate communications	-	1,441	-	1,933
Foreign exchange	(7,636)	926	(3,379)	(7,299)
Interest expense	223	-	245	-
Office	69	-	122	389
Professional fees	5,372	1,904	6,706	9,299
Regulatory and filing	5,713	10,822	7,623	13,806
Software development costs	60,000	46,362	150,000	46,362
	(80,730)	(414,960)	(190,774)	(447,707)
Other items
Finder's fee	-	-	(79,167)	-
Mineral exploration	-	-	-	(2,573)
Write-down of unproved mineral property	-	-	-	(11,697)

Net loss	(80,730)	(414,960)	(269,941)	(461,977)
Translation to reporting currency	(21,562)	144,039	(10,681)	148,354
Comprehensive loss	$(102,292)	$(270,921)	$(280,622)	$(313,623)

Loss per share - basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.03)

Weighted average number of shares outstanding:	31,306,661	28,278,571	31,202,265	17,936,495

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

VGRAB COMMUNICATIONS INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(UNAUDITED)

			Additional	Accumulated Other
	Shares	Amount	Paid-in Capital	Comprehensive Income	Deficit	Total

Balance at October 31, 2014	7,806,661	$576,375	$(26,180)	$6,552	$(634,573)	$(77,826)

Common stock issued for cash	500,000	100,000	-	-	-	100,000
Common stock issued for software	22,500,000	4,275,000	-	-	-	4,275,000
Translation to reporting currency	-	-	-	148,354	-	148,354
Net loss for the period ended April 30, 2015	-	-	-	-	(461,977)	(461,977)
Balance at April 30, 2015	30,806,661	4,951,375	(26,180)	154,906	(1,096,550)	3,983,551

Translation to reporting currency	-	-	-	(108,459)	-	(108,459)
Net loss for the period ended October 31, 2015	-	-	-	-	(4,157,081)	(4,157,081)
Balance at October 31, 2015	30,806,661	4,951,375	(26,180)	46,447	(5,253,631)	(281,989)

Common stock issued as finder's fee	500,000	80,000	-	-	-	80,000
Translation to reporting currency	-	-	-	(10,681)	-	(10,681)
Net loss for the period ended April 30, 2016	-	-	-	-	(269,941)	(269,941)
Balance at April 30, 2016	31,306,661	$5,031,375	$(26,180)	$35,766	$(5,523,572)	$(482,611)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

VGRAB COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended April 30,
	2016	2015

Cash flow used in in operating activities
Net loss	$(269,941)	$(461,977)
Adjustments to reconcile net loss to net cash used in operating activities
Accrued interest	245	-
Amortization	-	320,108
Finder's fees, non-cash	79,167	-
Write-down of unproved mineral property	-	11,697

Changes in operating assets and liabilities
GST recoverable	(321)	(1,712)
Prepaids	(4,116)	(5,625)
Accounts payable	19,416	(376)
Accrued liabilities	(1,481)	(4,971)
Due to related parties	150,000	60,000
Net cash used in operating activities	(27,031)	(82,856)

Cash flows provided by financing activities
Shares issued	-	100,000
Loans payable	26,527	-
Net cash provided by financing activities	26,527	100,000

Effect of exchange rate changes on cash	(1,057)	(4,942)

Net increase (decrease) in cash	(1,561)	12,202

Cash, beginning	3,751	21,512

Cash, ending	$2,190	$33,714

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

VGRAB COMMUNICATIONS INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

APRIL 30, 2016

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

Basis of presentation

The unaudited interim consolidated financial statements of the Company are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended October 31, 2015, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements for the year ended October 31, 2015 included in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended April 30, 2016, are not necessarily indicative of the results that may be expected for the year ending October 31, 2016.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

Pursuant to a service agreement terminated on March 31, 2016, during the six months ended April 30, 2016, the Company incurred $150,000 to Hampshire Infotech SDN BHD a company that is a member of the Hampshire Group, the Company’s significant shareholder, for software development costs. During the comparative period ended April 30, 2015, the Company incurred $46,359 in software development costs and $15,453 in consulting fees with Hampshire Capital Limited.

At April 30, 2016, the Company owed $330,038 (October 31, 2015 - $186,761) to a related party. The amounts bear no interest, are unsecured and due on demand.

During the six month period ended April 30, 2016, the Company received CAD$21,000 (USD$14,027) and USD$12,500 in exchange for the notes payable to Hampshire Avenue SDN BHD (the “Hampshire Avenue”), a company controlled by Hampshire Capital Limited. The loans bear interest at 4% per annum, are unsecured and payable on demand.

NOTE 5 - COMMON STOCK

On November 24, 2015, the Company issued 500,000 shares of its common stock to Rain Communications Inc., a company controlled by a significant shareholder of the Company. The shares were issued as finder’s fee for introducing the Company to Hampshire Capital Limited (Note 3).

NOTE 6 - PROPOSED DEBT CONVERSION

During the quarter ended April 30, 2016, the board of directors of the Company approved conversion of certain debts into shares of the Company’s common stock as follows:

Name	Amount of Indebtedness (2)	Shares of the Common Stock to be Issued upon Conversion (3)
Hampshire Infotech Sdn(1)	$359,394	2,994,950
CY Lim	49,467	412,225
Total	$408,861	3,407,175

(1)

Hampshire Infotech Sdn. is controlled by Hampshire Capital Limited, a significant shareholder of the Company.

(2)

As at March 31, 2016

(3)

The number of shares to be issued upon settlement of the indebtedness is calculated based on $0.12 per share.

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

Recent Corporate Events

The following corporate developments have occurred during the second quarter ended April 30, 2016, and up to the date of the filing of this Quarterly Report:

•

On March 31, 2016, the Company’s subsidiary terminated its service agreement with Hampshire Infotech Sdn., which was providing software development and testing services for the Company’s Vgrab Applications.

•

During the quarter ended April 30, 2016, the board of directors of the Company approved conversion of up to $359,394 in debt to related parties and up to $49,467 in debt owed to non-related parties into shares of the Company’s common stock at a price of $0.12 per share for the total of 3,407,175 shares. As of the date of this Quarterly Report on Form 10-Q the transaction has not been finalized, and shares remain to be issued.

Summary of financial condition

	April 30, 2016	October 31, 2015
Working capital deficit	$(482,611)	$(281,989)
Current assets	$9,805	$6,474
Total liabilities	$492,416	$288,463
Common stock and additional paid in capital	$5,005,195	$4,925,195
Deficit	$(5,523,572)	$(5,253,631)
Accumulated other comprehensive income	$35,766	$46,447

Results of Operation

Our operating results for the three and six months ended April 30, 2016 and 2015 and the changes in the operating results between those periods are summarized in the table below.

Three and Six Months Summary

	Three Months Ended April 30,		Percentage Increase / (Decrease)	Six Months Ended April 30,		Percentage Increase / (Decrease)
	2016	2015		2016	2015
Operating expenses	$(80,730)	$(414,960)	(81)%	$(190,774)	$(447,707)	(57)%
Finder’s fee	-	-	n/a	(79,167)	-	n/a
Mineral exploration	-	-	n/a	-	(2,573)	(100)%
Write-down of unproved mineral property	-	-	n/a	-	(11,697)	(100)%
Net loss	(80,730)	(414,960)	(81)%	(269,941)	(461,977)	(42)%
Translation to reporting currency	(21,562)	144,039	(115)%	(10,681)	148,354	(107)%
Comprehensive loss	$(102,292)	$(270,921)	(62)%	$(280,622)	$(313,623)	(11)%

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

Revenue

During the three and six months ended April 30, 2016 and 2015 we did not have any revenue generating operations.  We are presently a development stage company engaged in a software application development and marketing. We can provide no assurances that we will be able to generate enough cash flow from our operations to support our ongoing operations.

Operating Expenses

Our operating expenses for the three and six months ended April 30, 2016 and 2015 consisted of the following:

	Three Months Ended April 30,		Percentage Increase / (Decrease)	Six Months Ended April 30,		Percentage Increase / (Decrease)
	2016	2015		2016	2015
Operating expenses
Administration	$ 11,289	$ 11,547	(2)%	$ 22,209	$ 37,280	(40)%
Accounting	5,369	2,953	82%	6,825	5,526	24%
Amortization	-	320,108	(100)%	-	320,108	(100)%
Bank charges	331	370	(11)%	423	712	(41)%
Consulting	-	18,527	(100)%	-	19,591	(100)%
Corporate communications	-	1,441	(100)%	-	1,933	(100)%
Interest expense	223	-	n/a	245	-	n/a
Office	69	-	n/a	122	389	(69)%
Professional fees	5,372	1,904	182%	6,706	9,299	(28)%
Regulatory and filing	5,713	10,822	(47)%	7,623	13,806	(45)%
Software development	60,000	46,362	29%	150,000	46,362	224%
Foreign exchange (gain) / loss	(7,636)	926	(925)%	(3,379)	(7,299)	(54)%
Total	$ 80,730	$ 414,960	(81)%	$ 190,774	$ 447,707	(57)%

Our operating expenses decreased by $334,230 or 81% from $414,960, for the three months ended April 30, 2015 to $80,730 for the three months ended April 30, 2016. The most significant change in operating expenses was associated with the software development cost for the development and maintenance of the Vgrab Applications, the Vmore Platform, and the Vgrab.com website. During the three months ended April 30, 2016, we recorded $60,000 associated with these services, which amount was accrued to Hampshire Infotech SDN BHD (“Hampshire Infotech”), a company that is a member of the Hampshire Group, our major shareholder. On March 31, 2016, we terminated the development agreement with Hampshire Infotech.

The above increase was offset by reduction in our amortization expense of $320,108; the decrease resulted from the change in the treatment of the value of 22,500,000 common shares issued for Vgrab Application from it being recorded as intangible asset at April 30, 2015, to software development costs at October 31, 2015. In addition, due to the change in our business direction associated with the acquisition of the Vgrab Application, we have restructured some of our operations, which resulted in a decrease to our consulting fees and corporate communications of $18,527 and $1,441, respectively.

On a year-to-date basis, our operating expenses decreased by $256,933, or 57% from $447,707, for the six months ended April 30, 2015 to $190,774 for the six months ended April 30, 2016.

The most significant changes in operating expenses included the following items:

•

During the six month period ended April 30, 2015 we recorded $320,108 in amortization expense associated with the Vgrab Application, which we acquired pursuant to our software purchase agreement with Hampshire Capital Limited. The value of 22,500,000 common shares we issued to Hampshire Capital Limited was original recorded as an intangible asset and was amortized on the straight line basis over the estimated useful life of three years. At October 31, 2015, we decided to treat the acquisition cost as software development costs, and no amortization was recorded during the six month period ended April 30, 2016.

•

During the six month period ended April 30, 2016, we incurred $150,000 (2015 - $46,362) in software development costs associated with the continued development of the Vgrab Applications, the Vmore Platform, and the Vgrab.com website. These costs were paid or accrued to Hampshire Infotech. On March 31, 2016, we terminated the development agreement with Hampshire Infotech.

•

Our administrative, consulting, legal, and regulatory fees, decreased by $15,071, $19,591, $2,593 and $6,183 respectively. These decreases resulted from the restructuring of our current operations and the shift of our current business activities to the development of the Vgrab Applications.

Other Items

During the six month period ended April 30, 2016, we recorded $79,167, being a fair value of the shares issued to Rain Communications Inc., a company that introduced us to Hampshire Capital Limited, the Vendor of the Vgrab Application.

With the acquisition of the Vgrab Application we have terminated our property acquisition and exploration activities.  We determined that we will not be able to recover the carrying value of our OS Gold Property, which resulted in a write off of full acquisition costs associated with this property being $11,697. Other items also contain $2,573 in mineral exploration expenses associated with the preparation of the geological report on our OS Gold Property, which was required to keep the property in good standing.

Translation to Reporting Currency

Translation to reporting currency results from the difference between our functional currency, being the Canadian dollar, and reporting currency, being the United States dollar, and is caused by fluctuation in foreign exchange between the two currencies as well as different accounting treatment between various financial instruments.

Liquidity and Capital Resources

GOING CONCERN

The unaudited interim consolidated financial statements included in this Quarterly Report have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. We have not generated any revenues from operations since inception, have never paid any dividends and are unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. Our continuation as a going concern depends upon the continued financial support of our shareholders, our ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. Based upon our current plans, we expect to incur operating losses in future periods. At April 30, 2016, we had a working capital deficit of $482,611 and accumulated losses of $5,523,572 since inception. These factors raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we will be able to generate significant revenues in the future. These unaudited interim consolidated financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern. Therefore, we may be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

Working Capital

	At April 30, 2016	At October 31, 2015
Current assets	$9,805	$6,474
Current liabilities	(492,416)	(288,463)
Working capital deficit	$(482,611)	$(281,989)

During the six months ended April 30, 2016, our working capital deficit increased by $200,622, from $281,989 at October 31, 2015 to $482,611 at April 30, 2016. The increase in working capital deficit was primarily related to the increase in amounts due to related parties, which were mainly associated with cost of the development of our Vgrab Applications, Vmore Platform and the website, the notes payable we issued to Hampshire Infotech, and increased vendor payables.

Cash Flows

	Six Months Ended April 30,
	2016	2015
Net cash used in operating activities	$(27,031)	$(82,856)
Net cash provided by financing activities	26,527	100,000
Effect of exchange rate changes on cash	(1,057)	(4,942)
Net increase (decrease) in cash	$(1,561)	$12,202

Net cash used in operating activities. During the six months ended April 30, 2016, we used $27,031 to support our operating activities. This cash was used to cover our cash operating expenses of $190,529, increase our GST recoverable and prepaid expenses by $321 and $4,116, respectively, and to decreases to our accrued liabilities by $1,481. These uses of cash were offset by an increase to our accounts payable of $19,416, and $150,000 increase in amounts due to related parties, which were associated with the continued development of the Vgrab Applications, the Vmore Platform, and the Vgrab.com website. The development costs were paid or accrued to Hampshire Infotech under the development service agreement, which we terminated on March 31, 2016.

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

Non-cash operating activities. During the six months ended April 30, 2016, we issued 500,000 shares of our common stock to Rain Communications Inc. for introducing us to Hampshire Capital Limited, the Vendor of the Vgrab Application. The fair value of these shares was determined to be $79,167 and was recorded as finder’s fees.

During the six months ended April 30, 2015, our net loss was affected by a write-off of the OS Gold Property totalling $11,697, and an amortization of the Vgrab Application of $320,108. These transactions did not have any impact on the cash we used in our operations.

Net cash provided by financing activities. During the six months ended April 30, 2016, we received $14,027 (CAD$21,000) and $12,500 as proceeds from the loan agreements with Hampshire Avenue SDN BHD, a company controlled by Hampshire Capital Limited. The loans bear interest at 4% per annum, are unsecured and payable on demand.

On January 8, 2015, we issued 500,000 shares of our common stock for gross proceeds of $100,000 pursuant to Regulation S of the Securities Act of 1933, as amended (the “Act”). The subscriber represented that the company was not a “U.S. Person” as that term is defined in Regulation S of the Act.

Capital Resources

Our ability to continue the development and marketing of the Vgrab Applications and the Vmore Platform is subject to our ability to obtain the necessary funding.  We expect to raise funds through sales of our debt or equity securities. We have no committed sources of capital.  If we are unable to raise funds as and when we need them, we may be required to curtail, or even to cease, our operations.

As of April 30, 2016, we had cash on hand of $2,190 and working capital deficit of $482,611, which raises substantial doubt about our continuation as a going concern. We plan to mitigate our losses in future years by controlling our operating expenses and actively seeking new distribution channels for our Vgrab Applications and Vmore Platform. We cannot provide assurance that we will be successful in generating additional capital to support our development. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Fair Value of Financial Instruments

Our financial instruments include cash, prepaids, GST recoverable, accounts payable, accrued liabilities, amounts due to related parties and loans payable. We believe the fair value of these financial instruments approximate their carrying values due to their short-term nature.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and trade accounts receivable.

At April 30, 2016, we had $2,190 in cash on deposit with a large chartered Canadian bank, of which $1,257 was insured.  As part of our cash management process, we perform periodic evaluations of the relative credit standing of this financial institution.  We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended April 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The JOBS Act will allow us to postpone the date by which we must comply with certain laws and regulations and to reduce the amount of information provided in reports filed with the SEC. We cannot be certain if the reduced disclosure requirements applicable to “emerging growth companies” will make our common stock less attractive to investors.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

The following table sets out the exhibits either filed herewith or incorporated by reference.

Exhibit	Description
3.1	Notice of Articles.(1)
3.2	Articles.(1)
3.3	Certificate of Continuation.(2)
3.4	Certificate of Change of Name dated January 6, 2014.(4)
3.5	Certificate of Change of Name dated February 11, 2015.(6)
10.1	Property Purchase Agreement dated April 11, 2012 between the Company and Gerald Diakow.(1)
10.2	Software Purchase Agreement between the Company and Hampshire Capital Limited, Inc. dated January 8, 2015. (5)
10.3	Service Agreement between Vgrab International Ltd. and Hampshire Infotech SDN BHD dated July 12, 2015. (7)
10.4	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated January 19, 2016. (7)
10.5	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated February 4, 2016. (7)
10.6	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated February 5, 2016.
10.7	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated April 12, 2016.
16.1	Code of Ethics. (3)
31	Certification pursuant to Rule 13a-14(a) and 15d-14(a).
32	Certification pursuant to Section 1350 of Title 18 of the United States Code.
99.1	Audit Committee Charter(3)
101

The following financial statements from the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2016, formatted in XBRL:

(i) Consolidated Balance Sheets at April 30, 2016 (unaudited), and October 31, 2015;

(ii) Unaudited Condensed Interim Consolidated Statements of Operations for the Three and Six Months ended April 30, 2016 and 2015;

(iii) Unaudited Condensed Interim Consolidated Statement of Stockholders’ Deficit for the Six Month Period Ended April 30, 2016;

(iv) Unaudited Condensed Interim Consolidated Statements of Cash Flows for the Six Months ended April 30, 2016 and 2015.

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

Dated:  June 16, 2016

VGRAB COMMUNICATIONS INC.

By:	/s/ Jacek (Jack) P. Skurtys
Jacek (Jack) P. Skurtys, Chief Executive Officer, Chief Financial Officer and President