Form 10-Q
period 2016-07-31
VGRAB COMMUNICATIONS INC.
filed 2016-09-14
CIK 1551887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of September 14, 2016, the number of shares of the registrant’s common stock outstanding was 35,013,838.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

VGRAB COMMUNICATIONS INC.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	July 31, 2016	October 31, 2015
	(unaudited)

ASSETS

Current assets
Cash	$54,309	$3,751
GST recoverable	738	967
Prepaids	5,565	1,756
Total assets	$60,612	$6,474

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$48,479	$95,587
Accrued liabilities	4,601	6,115
Due to related parties	37	186,761
Loan payable	100,000	-
Total liabilities	153,117	288,463

Stockholders' deficit
Common stock, no par value, 200,000,000 authorized 35,013,838 and 30,806,661 issued and outstanding at July 31, 2016 and October 31, 2015, respectively	5,298,377	4,951,375
Additional paid in capital	123,093	(26,180)
Accumulated other comprehensive income	42,721	46,447
Deficit	(5,556,696)	(5,253,631)
Total stockholders' deficit	(92,505)	(281,989)
Total liabilities and stockholders' deficit	$60,612	$6,474

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

VGRAB COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2016	2015	2016	2015

Operating expenses
Accounting	$2,640	$1,988	$9,465	$7,514
Administration	12,086	11,884	34,295	49,164
Amortization	-	365,215	-	685,323
Bank charges and interest	74	93	742	805
Consulting	28,299	778	28,299	20,369
Corporate communications	-	-	-	1,933
Foreign exchange	2,904	4,290	(475)	(3,009)
Office	195	339	317	728
Professional fees	2,496	2,092	9,202	11,391
Regulatory and filing	5,041	8,595	12,664	22,401
Software development costs	-	-	150,000	46,362
	(53,735)	(395,274)	(244,509)	(842,981)
Other items
Finder's fee	-	-	(79,167)	-
Gain on debt conversion	20,611	-	20,611	-
Mineral exploration	-	-	-	(2,573)
Write-down of unproved mineral property	-	-	-	(11,697)

Net loss	(33,124)	(395,274)	(303,065)	(857,251)
Translation to reporting currency	6,955	(262,169)	(3,726)	(113,815)
Comprehensive loss	$(26,169)	$(657,443)	$(306,791)	$(971,066)

Loss per share - basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.04)

Weighted average number of shares outstanding, basic and diluted	32,086,482	30,806,661	31,499,156	22,273,694

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

VGRAB COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(EXPRESSED IN US DOLLARS)

			Additional	Accumulated Other
	Shares	Amount	Paid-in Capital	Comprehensive Income	Deficit	Total

Balance at October 31, 2014	7,806,661	$576,375	$(26,180)	$6,552	$(634,573)	$(77,826)

Common stock issued for cash	500,000	100,000	-	-	-	100,000
Common stock issued for software	22,500,000	4,275,000	-	-	-	4,275,000
Translation to reporting currency	-	-	-	(113,815)	-	(113,815)
Net loss for the period ended July 31, 2015	-	-	-	-	(857,251)	(857,251)
Balance at July 31, 2015	30,806,661	4,951,375	(26,180)	(107,263)	(1,491,824)	3,326,108

Translation to reporting currency	-	-	-	153,710	-	153,710
Net loss for the period ended October 31, 2015	-	-	-	-	(3,761,807)	(3,761,807)
Balance at October 31, 2015	30,806,661	4,951,375	(26,180)	46,447	(5,253,631)	(281,989)

Common stock issued as finders' fee	500,000	80,000	-	-	-	80,000
Common stock issued for debt	3,407,177	238,502	-	-	-	238,502
Common stock issued for services	300,000	28,500	-	-	-	28,500
Gain on settlement of debt with shareholder	-	-	149,273	-	-	149,273
Translation to reporting currency	-	-	-	(3,726)	-	(3,726)
Net loss for the period ended July 31, 2016	-	-	-	-	(303,065)	(303,065)
Balance at July 31, 2016	35,013,838	$5,298,377	$123,093	$42,721	$(5,556,696)	$(92,505)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

VGRAB COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

	Nine Months Ended July 31,
	2016	2015
Cash flows used in in operating activities
Net loss	$(303,065)	$(857,251)
Adjustments to reconcile net loss to net cash used in operating activities
Accrued interest	241	-
Amortization	-	685,323
Consulting fees, non-cash	28,500	-
Finder's fees, non-cash	79,167	-
Gain on debt conversion	(20,611)	-
Write-down of unproved mineral property	-	11,697

Changes in operating assets and liabilities
GST recoverable	230	(590)
Prepaids	(3,780)	(3,750)
Accounts payable	(7,273)	(5,987)
Accrued liabilities	(1,524)	(4,131)
Due to related parties	150,000	60,000
Net cash used in operating activities	(78,115)	(114,689)

Cash flows provided by financing activities
Shares issued	-	100,000
Loans payable	126,527	-
Net cash provided by financing activities	126,527	100,000

Effect of exchange rate changes on cash	2,146	(1,845)

Net increase (decrease) in cash	50,558	(16,534)

Cash, beginning	3,751	21,512

Cash, ending	$54,309	$4,978

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

VGRAB COMMUNICATIONS INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2016

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

Basis of Presentation

The unaudited interim consolidated financial statements of the Company are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended October 31, 2015, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements for the year ended October 31, 2015 included in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine months ended July 31, 2016, are not necessarily indicative of the results that may be expected for the year ending October 31, 2016.

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

NOTE 3 - SOFTWARE PURCHASE AGREEMENT

On January 8, 2015, the Company entered into an agreement with Hampshire Capital Limited to acquire the Vgrab Software Application. The transaction was completed on February 10, 2015. In consideration, the Company issued the Vendor 22,500,000 shares of its common stock with a fair value of $0.19 per share for a total value of $4,275,000, which was expensed as software development costs. These costs were expensed in the year ended October 31, 2015.

NOTE 4 - RELATED PARTY TRANSACTIONS

Pursuant to a service agreement terminated on March 31, 2016, during the nine months ended July 31, 2016, the Company incurred $150,000 to Hampshire Infotech SDN BHD (“Hampshire Infotech”) a company that is a member of the Hampshire Group, the Company’s significant shareholder, for software development costs. During the comparative period ended July 31, 2015, the Company incurred $46,362 in software development costs and $15,453 in consulting fees with Hampshire Capital Limited.

During the nine month period ended July 31, 2016, the Company received CAD$21,000 (USD$14,027) and USD$12,500 in exchange for the notes payable to Hampshire Avenue SDN BHD (the “Hampshire Avenue”), a company controlled by Hampshire Capital Limited. The loans bore interest at 4% per annum, were unsecured and payable on demand.

On July 11, 2016, the Company reached an agreement with Hampshire Infotech to convert $358,919 owed to Hampshire into 2,994,951 restricted common shares of the Company at a deemed price of $0.12 per share. At the time of the conversion, the fair market value of the Company’s common shares was $0.07 per share. The conversion resulted in a gain of $149,273 which was credited to Additional Paid in Capital (“APIC”) (Note 5).

On July 19, 2016, the Company entered into release agreement with its director, who agreed to resign as a director of the Company effective July 19, 2016. As a consideration for the resignation and for the past services, the Company agreed to issue to the director 300,000 shares of the Company’s common stock at $0.095 per share as fully paid and non-assessable. The full value of the shares being $28,500 was recorded as part of consulting fees on the statement of operations (Note 5).

As at July 31, 2016, the Company owed $37 (2015 - $186,761) to related parties.

NOTE 5 - COMMON STOCK

On November 24, 2015, the Company issued 500,000 shares of its common stock to Rain Communications Inc., a company controlled by a significant shareholder of the Company. The shares were issued as finder’s fee for introducing the Company to Hampshire Capital Limited (Note 3).

During the quarter ended April 30, 2016, the board of directors of the Company approved conversion of certain debts into shares of the Company’s common stock at a deemed price of $0.12 per share as follows:

Name	Amount of Indebtedness	Shares of the Common Stock to be Issued upon Conversion
Hampshire Infotech Sdn	$358,919	2,994,951
CY Lim	49,467	412,226
Total	$408,386	3,407,177

The agreements were finalized on July 11, 2016, when the Company issued 3,407,177 common shares to the parties specified in the table above.

At the time of the conversion, the fair market value of the Company’s common shares was $0.07 per share, which resulted in a gain of $169,884.  $149,273 of the gain was credit to APIC as certain of the debt was owed to a major shareholder (Note 4) and $20,611 was recognized as income in net loss.

On July 19, 2016, the Company issued 300,000 shares of the Company’s common stock at $0.095 per share as fully paid and non-assessable to its director. The full value of the shares, being $28,500, was recorded as part of consulting fees on the statement of operations (Note 4).

NOTE 6 - LOAN AGREEMENTS

On July 11, 2016, as part of the debt settlement agreement with Hampshire Infotech, the Company converted $29,394 in notes payable to Hampshire consisting of the principal of CAD$21,000 (USD$14,027) and USD$12,500  and accrued interest thereon. As of July 31, 2016, the Company was not indebted to Hampshire Infotech (Note 4).

On July 12, 2016, the Company entered into a loan agreement with BSmart Technology Limited for $100,000. The loan bears no interest and is payable on demand.

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

Recent Corporate Events

The following corporate developments have occurred during the third quarter ended July 31, 2016, and up to the date of the filing of this Quarterly Report:

•

During the quarter ended April 30, 2016, the board of directors of the Company approved conversion of up to $358,919 in debt to related parties and up to $49,467 in debt owed to non-related parties into shares of the Company’s common stock at a price of $0.12 per share for the total of 3,407,177 shares. The transaction was finalized on July 11, 2016, when we issued 2,994,951 of our common shares to Hampshire Infotech Sdn., a company that is a member of Hampshire Group, our significant shareholder, and 412,226 of our common shares to an unrelated debt holder.

•

On July 19, 2016, we entered into release agreement (the “Agreement”) with Nelson Da Silva, who has been acting as our director since May 2014. Mr. Da Silva agreed to resign as a director of the Company effective July 19, 2016. As a consideration for the resignation, we agreed to issue to Mr. Da Silva 300,000 shares of our common stock as fully paid and non-assessable. Mr. Da Silva's resignation was not due to, and was not caused by, in whole or in part, any disagreement with the Company, whether related to our operations, policies, practices or otherwise.

To fill the vacancy caused by Mr. Da Silva’s resignation, we appointed Mr. Lim Hun Beng a director of the Company. Mr. Lim is a principal of Hampshire Group, our significant shareholder.

Summary of Financial Condition

	July 31, 2016	October 31, 2015
Working capital deficit	$(92,505)	$(281,989)
Current assets	$60,612	$6,474
Total liabilities	$153,117	$288,463
Common stock and additional paid in capital	$5,421,470	$4,925,195
Deficit	$(5,556,696)	$(5,253,631)
Accumulated other comprehensive income	$42,721	$46,447

Results of Operation

Our operating results for the three and nine months ended July 31, 2016 and 2015 and the changes in the operating results between those periods are summarized in the table below.

Three and Nine Months Summary

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	July 31,		Increase /	July 31,		Increase /
	2016	2015	(Decrease)	2016	2015	(Decrease)
Operating expenses	$(53,735)	$(395,274)	(86)%	$(244,509)	$(842,981)	(71)%
Finder’s fee	-	-	n/a	(79,167)	-	n/a
Gain on debt conversion	20,611	-	n/a	20,611	-	n/a
Mineral exploration	-	-	n/a	-	(2,573)	(100)%
Write-down of unproved mineral property	-	-	n/a	-	(11,697)	(100)%
Net loss	(33,124)	(395,274)	(92)%	(303,065)	(857,251)	(65)%
Translation to reporting currency	6,955	(262,169)	(103)%	(3,726)	(113,815)	(97)%
Comprehensive loss	$(26,169)	$(657,443)	(96)%	$(306,791)	$(971,066)	(68)%

Revenue

During the three and nine months ended July 31, 2016 and 2015 we did not have any revenue generating operations.  We are presently a development stage company engaged in a software application development and marketing. We can provide no assurances that we will be able to generate enough cash flow from our operations to support our ongoing operations.

Operating Expenses

Our operating expenses for the three and nine months ended July 31, 2016 and 2015 consisted of the following:

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	July 31,		Increase /	July 31,		Increase /
	2016	2015	(Decrease)	2016	2016	2015
Operating expenses
Accounting	$ 2,640	$ 1,988	33%	$ 9,465	$ 7,514	26%
Administration	12,086	11,884	2%	34,295	49,164	(30)%
Amortization	-	365,215	(100)%	-	685,323	(100)%
Bank charges	74	93	(20)%	742	805	(8)%
Consulting	28,299	778	3,537%	28,299	20,369	39%
Corporate communications	-	-	n/a	-	1,933	(100)%
Foreign exchange (gain) / loss	2,904	4,290	(32)%	(475)	(3,009)	(84)%
Office	195	339	(42)%	317	728	(56)%
Professional fees	2,496	2,092	19%	9,202	11,391	(19)%
Regulatory and filing	5,041	8,595	(41)%	12,664	22,401	(43)%
Software development	-	-	n/a	150,000	46,362	224%
Total	$ 53,735	$ 395,274	(86)%	$ 244,509	$ 842,981	(71)%

Our operating expenses decreased by $341,539 or 86% from $395,274, for the three months ended July 31, 2015 to $53,735 for the three months ended July 31, 2016. The most significant change in operating expenses was associated with reduction in our amortization expense of $365,215; the decrease resulted from the change in the treatment of the value of 22,500,000 common shares issued for Vgrab Application from it being recorded as intangible asset at July 31, 2015, to software development costs at October 31, 2015. In addition, decrease to our regulatory fees of $3,554 further contributed to reduction of our operating expenses. These decreases were in part offset by a $27,521 increase to our consulting fees, which was associated with the fair value of 300,000 common shares we issued to our former director.

On a year-to-date basis, our operating expenses decreased by $598,472, or 71% from $842,981, for the nine months ended July 31, 2015 to $244,509 for the nine months ended July 31, 2016.

The most significant changes in operating expenses included the following items:

•

During the nine month period ended July 31, 2015, we recorded $685,323 in amortization expense associated with the Vgrab Application, which we acquired pursuant to our software purchase agreement with Hampshire Capital Limited. The value of 22,500,000 common shares we issued to Hampshire Capital Limited was originally recorded as an intangible asset and was amortized on the straight line basis over the estimated useful life of three years. At October 31, 2015, we decided to treat the acquisition cost as software development costs, and no amortization was recorded during the nine month period ended July 31, 2016.

•

During the nine month period ended July 31, 2016, we incurred $150,000 (2015 - $46,362) in software development costs associated with the continued development of the Vgrab Applications, the Vmore Platform, and the Vgrab.com website. These costs were paid or accrued to Hampshire Infotech. On March 31, 2016, we terminated the development agreement with Hampshire Infotech.

•

Our administrative, legal, and regulatory fees, decreased by $14,869, $2,189 and $9,737 respectively. These decreases resulted from the restructuring of our current operations and the shift of our current business activities to the development of the Vgrab Applications.

•

Our consulting fees increased by $7,930, from $20,369 we incurred during the nine month period ended July 31, 2015, to $28,299 we incurred during the nine month period ended July 31, 2016. The increase was associated with the fair value of 300,000 common shares we issued to our former director.

Other Items

During the nine month period ended July 31, 2016, we recorded $79,167, being a fair value of the 500,000 common shares we issued to Rain Communications Inc., a company controlled by Mr. Ralph Biggar our shareholder, and former director and officer. The shares were issued as finder’s fee for introducing us to Hampshire Capital Limited, the Vendor of the Vgrab Application. The share issuance was completed pursuant to the provisions of Regulation S of the Securities Act.

On July 11, 2016, we reached an agreement to convert USD$49,467 we owed to a third party into 412,226 restricted common shares of the Company at a deemed price of USD$0.12 per share. At the time of the conversion, the fair market value of the Company’s common shares was $0.07 per share, which resulted in a gain of $20,611 on conversion of debt.

Following the acquisition of the Vgrab Application in our Fiscal 2015, we terminated our property acquisition and exploration activities.  We determined that we will not be able to recover the carrying value of our OS Gold Property, which resulted in a write off of full acquisition costs associated with this property being $11,697. Other items also contain $2,573 in mineral exploration expenses associated with the preparation of the geological report on our OS Gold Property, which was required to keep the property in good standing.

Translation to Reporting Currency

Changes in translation to reporting currency results from a difference between our functional currency, being the Canadian dollar, and reporting currency, being the United States dollar, and are caused by fluctuation in foreign exchange between the two currencies as well as different accounting treatments between various financial instruments.

Liquidity and Capital Resources

GOING CONCERN

The unaudited interim consolidated financial statements included in this Quarterly Report have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. We have not generated any revenues from operations since inception, have never paid any dividends and are unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. Our continuation as a going concern depends upon the continued financial support of our shareholders, our ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. Based upon our current plans, we expect to incur operating losses in future periods. At July 31, 2016, we had a working capital deficit of $92,505 and accumulated losses of $5,556,696 since inception. These factors raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we will be able to generate significant revenues in the future. These unaudited interim consolidated financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern. Therefore, we may be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

Working Capital

	At July 31, 2016	At October 31, 2015
Current assets	$60,612	$6,474
Current liabilities	(153,117)	(288,463)
Working capital deficit	$(92,505)	$(281,989)

During the nine months ended July 31, 2016, our working capital deficit decreased by $189,484, from $281,989 at October 31, 2015 to $92,505 at July 31, 2016. The decrease in working capital deficit was primarily related to the debt settlements with Hampshire Infotech and an unrelated creditor. The debt settlements resulted in a reduction to our current liabilities of $408,386, and were in part offset by a note payable we issued to an unrelated party for $100,000 non-interest bearing loan.

Cash Flows

	Nine Months Ended July 31,
	2016	2015
Net cash used in operating activities	$(78,115)	$(114,689)
Net cash provided by financing activities	126,527	100,000
Effects of foreign currency exchange	2,146	(1,845)
Net increase (decrease) in cash	$50,558	$(16,534)

Net cash used in operating activities. During the nine months ended July 31, 2016, we used $78,115 to support our operating activities. This cash was used to cover our cash operating expenses of $215,768, increase our prepaid expenses by $3,780, and to decreases to our accounts payable and accrued liabilities by $7,273 and $1,524, respectively. These uses of cash were offset by decrease in our GST recoverable of $230. The $150,000, which we recorded as due to related party during the nine months ended July 31, 2016, and which was associated with the continued development of the Vgrab Applications, the Vmore Platform, and the Vgrab.com website, further offset the cash used in operations, as the amount owed was converted into shares of our common stock, as part of the debt settlement agreement between Hampshire Infotech and the Company.

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

Non-cash operating activities. During the nine months ended July 31, 2016, we issued 500,000 shares of our common stock to Rain Communications Inc. for introducing us to Hampshire Capital Limited, the Vendor of the Vgrab Application. The fair value of these shares was determined to be $79,167 and was recorded as finder’s fees. During the same period we issued 300,000 shares of our common stock to our director as part of his resignation package. The shares were valued at $28,500 and were recorded as non-cash consulting fees.

During the nine months ended July 31, 2016, we recorded $20,611 gain on conversion of debt to an arms length party, when we settled $49,467 with 412,226 shares of our common stock with a fair market value of $28,856.

During the nine months ended July 31, 2015, our net loss was affected by a write-off of the OS Gold Property totalling $11,697, and an amortization of the VGrab Application of $685,323. These transactions did not have any impact on the cash we used in our operations.

Net cash provided by financing activities. During the nine months ended July 31, 2016, we received $14,027 (CAD$21,000) and $12,500 as proceeds from the loan agreements with Hampshire Avenue SDN BHD, a company controlled by Hampshire Capital Limited. The loans bore interest at 4% per annum, were unsecured and payable on demand. These loans were converted to shares of our common stock as part of debt settlement agreement with Hampshire Infotech Sdn. During the same period we received $100,000 in exchange for a non-interest bearing note payable to an unrelated party.

During the nine months ended July 31, 2015, we issued 500,000 shares of our common stock for gross proceeds of $100,000 pursuant to Regulation S of the Securities Act of 1933, as amended (the “Act”). The subscriber represented that the company was not a “U.S. Person” as that term is defined in Regulation S of the Act.

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

As of July 31, 2016, we had cash on hand of $54,309 and working capital deficit of $92,505, which raises substantial doubt about our continuation as a going concern. We plan to mitigate our losses in future years by controlling our operating expenses and actively seeking new distribution channels for our Vgrab Applications and Vmore Platform. We cannot provide assurance that we will be successful in generating additional capital to support our development. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

If circumstances require that a long lived asset or asset group be tested for possible impairment, the Company first compares the undiscounted cash flows expected to be generated by that long-lived asset or asset group to its carrying amount. If the carrying amount of the long lived asset or asset group is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying amount exceeds its fair value.

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

At July 31, 2016, we had $54,390 in cash on deposit with a large chartered Canadian bank, of which $3,218 was insured.  As part of our cash management process, we perform periodic evaluations of the relative credit standing of this financial institution.  We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  The evaluation was undertaken in consultation with our accounting personnel.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to our current size and lack of segregation of duties, our disclosure controls and procedures are not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended July 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 11, 2016, pursuant to the debt settlement agreements with Hampshire and Mr. Lim, the Company issued to Hampshire and to Mr. Lim 2,994,951 and 412,226 common shares of the Company, respectively. The shares were issued pursuant to the provisions of Regulation S of the United States Securities Act of 1933, as amended (the “Act”). Hampshire and Mr. Lim represented that they were not residents of the United States and were otherwise not “U.S. Persons” as that term is defined in Rule 902(k) of Regulation S of the Act.

On July 19, 2016, pursuant to the release agreement with Mr. Da Silva, the former director of the Company, the Company issued to Mr. Da Silva 300,000 common shares of the Company pursuant to the provisions of Regulation S of the United States Securities Act of 1933, as amended (the “Act”). Mr. Da Silva represented that he was not a resident of the United States and was otherwise not a “U.S. Person” as that term is defined in Rule 902(k) of Regulation S of the Act.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

The following table sets out the exhibits either filed herewith or incorporated by reference.

Exhibit	Description
3.1	Notice of Articles.(1)
3.2	Articles.(1)
3.3	Certificate of Continuation.(2)
3.4	Certificate of Change of Name dated January 6, 2014.(4)
3.5	Certificate of Change of Name dated February 11, 2015.(6)
10.1	Property Purchase Agreement dated April 11, 2012 between the Company and Gerald Diakow.(1)
10.2	Software Purchase Agreement between the Company and Hampshire Capital Limited, Inc. dated January 8, 2015. (5)
10.3	Service Agreement between Vgrab International Ltd. and Hampshire Infotech SDN BHD dated July 12, 2015. (7)
10.4	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated January 19, 2016. (7)
10.5	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated February 4, 2016. (7)
10.6	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated February 5, 2016. (8)
10.7	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated April 12, 2016. (8)

Exhibit	Description
10.8	Debt Settlement Agreement between Hampshire Infotech SDN. and VGrab Communications Inc. dated July 11, 2016.(9)
10.9	Debt Settlement Agreement between Lim Chin Yang and VGrab Communications Inc. dated July 11, 2016. (9)
10.10	Release Agreement between Nelson Da Silva and VGrab Communications Inc. dated July 19, 2016. (10)
10.11	Loan Agreement between BSmart Technology Limited and VGrab Communications Inc. dated July 12, 2016.
16.1	Code of Ethics. (3)
31	Certification pursuant to Rule 13a-14(a) and 15d-14(a).
32	Certification pursuant to Section 1350 of Title 18 of the United States Code.
99.1	Audit Committee Charter(3)
101

The following financial statements from the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2016, formatted in XBRL:

  (i)   Consolidated Balance Sheets at July 31, 2016 (unaudited), and October 31, 2015;

  (ii)  Unaudited Condensed Interim Consolidated Statements of Operations for the Three and Nine Months ended July 31, 2016 and 2015;

  (iii) Unaudited Condensed Interim Consolidated Statement of Stockholders’ Deficit for the Nine Month Period Ended July 31, 2016;

  (iv) Unaudited Condensed Interim Consolidated Statements of Cash Flows for the Nine Months ended July 31, 2016 and 2015.

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

(8)

Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed on June 16, 2016.

(9)

Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on July 15, 2016

(10)

Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on July 22, 2016.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  September 14, 2016

VGRAB COMMUNICATIONS INC.

By:	/s/ Jacek (Jack) P. Skurtys
Jacek (Jack) P. Skurtys, Chief Executive Officer, Chief Financial Officer and President