Form 10-K
period 2016-10-31
VGRAB COMMUNICATIONS INC.
filed 2017-01-30
CIK 1551887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 31, 2016

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

820-1130 West Pender St., Vancouver, BC V6E 4A4

(Address of principal executive offices)

Registrant’s telephone number, including area code: (604) 648-0510

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X].

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $996,799 based on a price of $0.12, which was the last price at which our common equity was last sold as of April 29, 2016.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  The number of shares of the registrant’s common stock, without par value, outstanding as of January 30, 2017, was 35,013,838.

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

On July 12, 2015, our Subsidiary entered into a service agreement (the “Service Agreement”) with Hampshire Infotech SDN BHD, for the development of Vgrab website and application, as well as any additional programming, design, and maintenance services required to bring the Vgrab to market. The Service Agreement was for a term of one year. Pursuant to the Service Agreement, the Subsidiary agreed to pay Hampshire Infotech $30,000 per month for their services. The Service Agreement was cancelled on March 31, 2016.

Business of Vgrab Communications

Our business involves the development of mobile applications for merchant and consumer use.  We have two different types of mobile applications, an application designed for consumers (the “Vgrab Application”) and an application designed for merchants (the “Vgrab Merchant Application”). We also have an online platform that we are developing to sell online goods (the “Vmore Platform”), and are working on addition of a new video service portal, Vmore Video, which will focus on filming and supplying HD and 360-degree short videos with an emphasis on sports and extreme sports. In addition, we provide marketing services to merchants including advertising on our website and in our newsletters.

The Vgrab Application: The Vgrab Application is a free mobile voucher application developed for smartphones using the Android and Apple iOS operating systems and allows users to redeem vouchers on their smartphones at a number of retailers and merchants.  Users that download the app and sign up for a free Vgrab account, will be provided with vouchers for discounts and other promotions on certain products and services.  Vgrab’s users will have access to an array of exclusive products and/or services that will be available for purchase using accumulated Vgrab “points” and/or through various e-commerce payment methods. The available products will be tailored - statistically - to a user’s buying preferences both in proposed variety and value range.

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

The Vmore Video: Vmore Video is currently in an early development stage. It is being designed as an online video streaming service where viewers from all around the world will be able to upload, search for and view short sports and extreme sports videos in high definition as well as using the latest trend of 360-degree video. With the ever-growing need for social media, Vmore Video will utilize many of the popular social media sites to showcase its business and services, and to drive further traffic to Vgrab’s online platform. As additional service, Vmore Video will provide professional editorial services by its newly assembled production team tasked with reviewing uploaded clips and editing the content to improve their quality and content with latest trends as they emerge in today’s fast pace world of technology.

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

Our primary markets for our products are currently located in Asia, focusing mainly on Malaysia.

Our Strategy

Our main strategy is the continued development, improvement, innovation and marketing of our Vgrab mobile applications, software and online merchant platforms (collectively, “Vgrab Products”). Once development is finished and refined, we will focus on making Vgrab a destination for consumers to find deals on goods and services, as well as interact with each other. Key elements of our strategy include, but are not limited to:

(1)

enhancing consumer and merchant experience;

(2)

marketing our Vgrab Products;

(3)

global expansion; and

(4)

becoming the first place consumers look for deals on goods and services.

Our expenditures for the next fiscal year will primarily be associated with the continuous development and testing of our Vgrab Applications and their various elements and functionalities, as well as development and enhancement of the Vmore Platform along with integration of the Vmore Video service. For some specific or highly specialized components, including but not limited to statistical analysis, data protection, software development and web utilization, we may have to seek a top end professional assistance from a third parties both in Malaysia and in the US.

We hope to begin our commercial activity in the second or third fiscal quarter of 2017 with hopes of reaching a significant number of monthly users toward the end of the year.

Distribution

We will distribute our vouchers to customers primarily through four channels: our mobile platform, our website, email and social media. Our mobile platform consists of mobile apps which we currently offer on iOS and Android devices.  We will also provide a website via our Vmore Platform which is available on the world wide web.

Competition

The online marketing and voucher industry is a competitive industry. We do not have a strong position in Asia or in Malaysia. We also compete with traditional marketing providers and traditional brick and mortar retailers. Our competitors include companies that have substantially greater financial resources, staff and facilities than us. Our failure to obtain and maintain a competitive position within the market could have a materially adverse effect on our business, financial condition and results of operations.

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

Patents and Trademarks

Our Vgrab name has been trade marked under the registration certificate no 2014002852. The registration gives us non-exclusive right to use a letter “V”. The trademark is valid until March 14, 2024.

Dependence on Major Customers

We do not have major customers.

Research and Development

During the fiscal year ended October 31, 2016, we incurred $150,000 on development of Vgrab application, software and online merchant platforms as compared to $4,470,219 incurred for software development during the fiscal year ended October 31, 2015. Of $4,470,219 we used during our Fiscal 2015, $4,303,857 was associated with the value of 22,500,000 shares of our common stock we issued to Hampshire Capital Limited (“Hampshire”) as consideration for the Vgrab Application.

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

We were incorporated on August 4, 2010, however as of the date of the filing of this Annual Report on Form 10-K we were not successful in achieving profitability through our operations.

Our ability to achieve and maintain profitability and positive cash flow from our operations is dependent upon: (i) our ability to obtain and retain customers, (ii) attract and retain merchants who wish to offer deals through our Vgrab Application, (iii) react to challenges from existing and new competitors; and (iv) increase the awareness of our brand domestically and internationally.

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

Because our largest shareholder, Hampshire Avenue SDN. BHD. (“Hampshire Avenue”) controls over 74% of our outstanding common stock, investors may find that corporate decisions influenced by Hampshire are inconsistent with the best interests of other stockholders.

Hampshire Capital Limited controls 65.69% of the issued and outstanding shares of our common stock and Hampshire Infotech Sdn. controls 8.55% of the issued and outstanding shares of our common stock. Hampshire Avenue is a parent company of Hampshire and Hampshire Infotech and, accordingly, beneficially controls 74.24% or our common stock (for greater clarity, Hampshire Avenue and its subsidiaries are referred to in this Form 10-K as “Hampshire Group”). In accordance with our Articles of Incorporation and Bylaws, Hampshire Group is able to control who is elected to our board of directors and thus could act, or could have the power to act, as our management.

The interests of Hampshire Group may not be, at all times, the same as those of other shareholders. Hampshire Group has the ability to significantly influence the outcome of most corporate actions requiring shareholder approval, including the merger of our company with or into another company, the sale of all or substantially all of our assets and amendments to our Articles of Incorporation. This concentration of ownership with Hampshire Group may also have the effect of delaying, deferring or preventing a change in control of Vgrab which may be disadvantageous to minority shareholders.

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

We have achieved limited brand awareness with respect to our Vgrab Applications.  There is no assurance that we will be able to achieve brand awareness.  In addition, we must develop a successful market for our products in order to complete sales. If we are not able to develop successful markets for our products, then such failure will have a material adverse effect on our business, financial condition and operating results.

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

Our shares of common stock are listed on OTC Markets inter-dealer quotation system, which does not have director independence requirements.  For the purpose of determining director independence, we have adopted the independence requirements of Canadian National Instrument 52-110 - Audit Committees (“NI 52-110”) as we are an OTC reporting issuer in the province of British Columbia. NI 52-110 recommends that the Board of Directors of a public company be constituted with a majority of individuals who qualify as “independent” directors. An “independent” director is a director who has no direct or indirect material relationship with us. A material relationship is a relationship, which could, in the view of the Board of Directors, reasonably interfere with the exercise of a director’s independent judgment. None of our current directors can be considered independent.  Lim Hun Beng is not an independent director because of his controlling position with Hampshire Avenue, our majority shareholder. Jacek (Jack) Skurtys is not an independent director because of his current position as CEO, CFO and President of the Company.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

We currently do not own any real property.  Our executive office is located at 820-1130 Pender Street West, Vancouver, British Columbia, V6E 4A4, and consists of approximately 25 square feet, which are provided to us free of charge.

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

Table 1: High and low bids

	High	Low
Fiscal quarters ended:
October 31, 2016	$0.14	$0.04
July 31, 2016	$0.14	$0.05
April 30, 2016	$0.17	$0.07
January 31, 2016	$0.16	$0.09
October 31, 2015	$0.09	$0.05
July 31, 2015	$0.20	$0.08
April 30, 2015	$0.25	$0.12
January 31, 2015	$0.23	$0.16

Holders

As of January 27, 2017, we had 35 shareholders of record according to a shareholders’ list provided by our transfer agent. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name. Our transfer agent is Empire Stock Transfer with an address at 1859 Whitney Mesa Dr. Henderson, Nevada, 89014 and their phone number is 702-818-5898.

Dividend Policy

We have never declared, nor paid, any dividend since our incorporation and do not foresee paying any dividends in the near future since all available funds will be used to develop and market our business.  Any future payment of dividends will depend on our financing requirements and financial condition and other factors which the board of directors, in its sole discretion, may consider appropriate.

Under the Business Corporations Act, we are prohibited from declaring or paying dividends if there are reasonable grounds for believing that we are insolvent or the payment of dividends would render us insolvent.

Recent Sales of Unregistered Securities

On November 24, 2015, we issued 500,000 common shares to Rain Communications Inc., a company controlled by Mr. Ralph Biggar our shareholder, and former director and officer. The shares were issued as finder's fee for introducing us to Hampshire Capital Limited, the Vendor of the Vgrab Application. The share issuance was completed pursuant to the provisions of Regulation S of the Securities Act.

On July 11, 2016, pursuant to the debt settlement agreements with Hampshire and Mr. Lim, we issued to Hampshire and to Mr. Lim 2,994,951 and 412,226 common shares of the Company, respectively. The shares were issued pursuant to the provisions of Regulation S of the United States Securities Act of 1933, as amended (the “Act”). Hampshire and Mr. Lim represented that they were not residents of the United States and were otherwise not “U.S. Persons” as that term is defined in Rule 902(k) of Regulation S of the Act.

On July 19, 2016, pursuant to the release agreement with Mr. Da Silva, the former director of the Company, we issued to Mr. Da Silva 300,000 common shares of the Company pursuant to the provisions of Regulation S of the United States Securities Act of 1933, as amended (the “Act”). Mr. Da Silva represented that he was not a resident of the United States and was otherwise not a “U.S. Person” as that term is defined in Rule 902(k) of Regulation S of the Act.

ITEM 6: SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary of financial condition

Table 2: Comparison of financial condition

	October 31, 2016	October 31, 2015
Working capital deficit	$(116,076)	$(281,989)
Current assets	$42,196	$6,474
Total liabilities	$158,272	$288,463
Common stock and additional paid in capital	$5,421,470	$4,925,195
Deficit	$(5,575,872)	$(5,253,631)
Accumulated other comprehensive income	$38,326	$46,447

Results of operations

YEARS ENDED OCTOBER 31, 2016 AND 2015

Our operating results for the years ended October 31, 2016 and 2015 and the changes in our operating results between them are summarized in the table 3 below.

Table 3: Summary

	Year ended October 31,		Percentage increase /
	2016	2015	(decrease)
Operating expenses	$(262,852)	$(4,605,273)	(94)%
Finder’s fee	(80,000)	-	n/a
Gain on debt conversion	20,611	-	n/a
Mineral exploration	-	(2,088)	(100)%
Write-down of unproved mineral property	-	(11,697)	(100)%
Net loss	(322,241)	(4,619,058)	(93)%
Translation to reporting currency	(8,121)	39,895	(120)%
Comprehensive loss	$(330,362)	$(4,579,163)	(93)%

Revenue

During the years ended October 31, 2016 and 2015 we did not have any revenue generating operations.  We are presently a development stage company engaged in a software application development, marketing and distribution. We can provide no assurances that we will be able to generate enough cash flow from our operations to support our ongoing operations.

Operating Expenses

Our operating expenses for the years ended October 31, 2016 and 2015 consisted of the following:

Table 4: Changes in operating expenses

	Year ended October 31,		Percentage increase /
	2016	2015	(decrease)
Operating expenses:
Accounting	$17,805	$16,048	11%
Administration	45,694	60,988	(25)%
Bank charges	781	840	(7)%
Consulting	28,500	20,369	40%
Corporate communications	194	1,933	(90)%
Foreign exchange	(5,999)	(2,801)	114%
Professional fees	9,899	11,802	(16)%
Regulatory and filing	15,978	25,875	(38)%
Software development	150,000	4,470,219	(97)%
	$(262,852)	$(4,605,273)	(94)%

Our operating expenses decreased by $4,342,421, or 94%, from $4,605,273 for the year ended October 31, 2015 to $262,852 for the year ended October 31, 2016.

The most significant operating expenses and changes between these expenses were as follows:

•

During the year ended October 31, 2016, we recorded $150,000 associated with the software development costs we paid or accrued to Hampshire Infotech SDN BHD (“Hampshire Infotech”) a company that is a member of the Hampshire Group, the Company’s significant shareholder, for software development costs. During the year ended October 31, 2015, we recorded $4,470,219 in software development costs, of which $4,303,857 were associated with the value of 22,500,000 shares of our common stock we issued to Hampshire as consideration for the Vgrab Application, with remaining $166,362 associated with the continued development of the Vgrab Applications, the Vmore Platform, and the Vgrab.com website.

•

Our consulting fees increased by 40% from $20,369 we incurred during the year ended October 31, 2015 to $28,500 we incurred during the year ended October 31, 2016. The consulting fees recorded during our Fiscal 2016 were associated with 300,000 shares of our common stock, which we issued to our former director for the services he provided to the Company.

•

Our regulatory and filing fees decreased by 38% from $25,875 we incurred during the year ended October 31, 2015 to $15,978 we incurred during the year ended October 31, 2016. This decrease was associated in part by greater regulatory fees we paid for incorporation of our Subsidiary in Labuan in Fiscal 2015, and in part by greater initial OTC Marketplace listing requirements, which were also incurred in our Fiscal 2015.

•

Our administrative and professional fees decreased by $15,294, and $1,903, respectively. These changes resulted from our efforts to control our overhead operating costs.

Other Items

During the year ended October 31, 2016, we recorded $80,000, being a fair value of 500,000 common shares we issued to Rain Communications Inc., a company controlled by Mr. Ralph Biggar our shareholder, and former director and officer. The shares were issued as finder’s fee for introducing us to Hampshire Capital Limited, the Vendor of the Vgrab Application. The share issuance was completed pursuant to the provisions of Regulation S of the Securities Act.

On July 11, 2016, we reached an agreement to convert $49,467 we owed to a third party into 412,226 restricted common shares of the Company at a deemed price of $0.12 per share. At the time of the conversion, the fair market value of our common shares was $0.07 per share, which resulted in a gain of $20,611 on conversion of debt.

With the acquisition of the Vgrab Application in our Fiscal 2015 we have terminated our property acquisition and exploration activities. Since we will not be able to recover the carrying value of our OS Gold Property, we wrote off $11,697 in acquisition costs associated with this property. Other items also contain $2,573 in mineral exploration expenses associated with the preparation of the geological report on our OS Gold Property, which was required to keep the property in good standing, and $485 in exploration tax credit.

Translation to Reporting Currency

Changes in translation to reporting currency result from a difference between our functional currency, being the Canadian dollar, and reporting currency, being the United States dollar, and are caused by fluctuation in foreign exchange between the two currencies as well as different accounting treatments between various financial instruments.

Liquidity

GOING CONCERN

The audited consolidated financial statements included in this Annual Report have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. We have not generated any revenues from operations since inception, have never paid any dividends and are unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. Our continuation as a going concern depends upon the continued financial support of our shareholders and management, our ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. Based upon our current plans, we expect to incur operating losses in future periods. At October 31, 2016, we had a working capital deficit of $116,076 and accumulated losses of $5,575,872 since inception. These factors raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we will be able to generate significant revenues in the future. The consolidated financial statements included with this Annual Report on Form 10-K do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern. Therefore, we may be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

INTERNAL AND EXTERNAL SOURCES OF LIQUIDITY

Table 5: Working Capital

	At October 31, 2016	At October 31, 2015
Current assets	$42,196	$6,474
Current liabilities	(158,272)	(288,463)
Working capital deficit	$(116,076)	$(281,989)

During the year ended October 31, 2016, our working capital deficit decreased by $165,913, from $281,989 at October 31, 2015 to $116,076 at October 31, 2016. The decrease in working capital deficit was primarily related to the decrease in accounts payable and amounts due to related parties for the development of our Vgrab Application.

Table 6: Cash Flows

	Year Ended October 31,
	2016	2015
Net cash used in operating activities	$(87,983)	$(114,208)
Net cash provided by financing activities	126,527	100,000
Effect of exchange rate changes on cash	(5,240)	(3,553)
Net increase (decrease) in cash	$33,304	$(17,761)

Net cash used in operating activities. During the year ended October 31, 2016, we used $87,983 to support our operating activities. This cash was used to cover our cash operating expenses of $234,111 to increase our GST recoverable and prepaid expenses by $621 and $1,888, respectively, and to reduce our accounts payable by $4,037. These uses of cash were offset by increases in the accrued liabilities and amounts due to related parties of $2,674 and $150,000, respectively.

During the year ended October 31, 2015, we used $114,208 to support our operating activities. This cash was used to cover our cash operating expenses of $303,504 to increase our GST recoverable and prepaid expenses by $808, and $1,875, respectively, and to reduce our accrued liabilities by $1,768. These uses of cash were offset by increases in the accounts payable and amounts due to related parties of $13,747 and $180,000, respectively.

Non-cash operating activities. During the year ended October 31, 2016, we issued 500,000 shares of our common stock to Rain Communications Inc. for introducing us to Hampshire Capital Limited, the Vendor of the Vgrab Application. The fair value of these shares was determined to be $80,000 and was recorded as finder’s fees. During the same period we issued 300,000 shares of our common stock to our director as part of his resignation package. The shares were valued at $28,500 and were recorded as non-cash consulting fees. In addition, we recorded $20,611 gain on conversion of debt to an arms length party, when we settled $49,467 with 412,226 shares of our common stock with a fair market value of $28,856.

During the year ended October 31, 2015, our net loss was affected by a write-off of the OS Gold Property totaling $11,697, and the fair value of 22,500,000 shares of our common stock we issued to Hampshire pursuant to our software purchase agreement to acquire Vgrab Application, which we recorded as part of the software development costs. These transactions did not have any impact on the cash we used in our operations.

Net cash provided by financing activities. During the year ended October 31, 2016, we received $14,027 (CAD$21,000) and $12,500 as proceeds from the loan agreements with Hampshire Avenue SDN BHD, a parent company of Hampshire Group. The loans bore interest at 4% per annum, were unsecured and payable on demand. These loans were converted to shares of our common stock as part of the debt settlement agreement with Hampshire Infotech Sdn. During the same period we received $100,000 in exchange for a non-interest bearing note payable to an unrelated party.

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

As of October 31, 2016, we had cash on hand of $37,055 and working capital deficit of $116,076, which raises substantial doubt about our continuation as a going concern. We plan to mitigate our losses in future years by controlling our operating expenses and actively seeking new distribution channels for our Vgrab Applications. We cannot provide assurance that we will be successful in generating additional capital to support our development. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Contingencies and Commitments

We had no contingencies at October 31, 2016.

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

Our significant accounting policies are disclosed in the notes to the audited consolidated financial statements for the year ended October 31, 2016. The following accounting policies have been determined by our management to be the most important to the portrayal of our financial condition and results of operation:

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

Fair Value of Financial Instruments

Our financial instruments include cash, accounts payable and accrual as well as amounts due to related parties. We believe the fair value of these financial instruments approximate their carrying values due to their short-term nature.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and trade accounts receivable.

At October 31, 2016, we had $37,055 in cash on deposit with a large chartered Canadian bank, of which $2,005 was insured.  As part of our cash management process, we perform periodic evaluations of the relative credit standing of this financial institution.  We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Vgrab Communications Inc.

We have audited the accompanying consolidated balance sheets of Vgrab Communications Inc. (the “Company”) as at October 31, 2016 and 2015 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, based on our audits, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at October 31, 2016 and 2015 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DMCL

DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED PROFESSIONAL ACCOUNTANTS

Vancouver, Canada

January 25, 2017

An independent firm associated with Moore Stephens International Limited MOORE STEPHENS

-F1-

VGRAB COMMUNICATIONS INC.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	October 31, 2016	October 31, 2015

ASSETS

Current assets
Cash	$37,055	$3,751
GST recoverable	1,559	967
Prepaids	3,582	1,756
Total assets	$42,196	$6,474

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$49,621	$95,587
Accrued liabilities	8,615	6,115
Due to related parties	36	186,761
Loan payable	100,000	-
Total liabilities	158,272	288,463

Stockholders' deficit
Common stock, no par value, unlimited number authorized 35,013,838 and 30,806,661 issued and outstanding at October 31, 2016 and 2015, respectively	5,298,377	4,951,375
Additional paid in capital	123,093	(26,180)
Accumulated other comprehensive income	38,326	46,447
Deficit	(5,575,872)	(5,253,631)
Total stockholders' deficit	(116,076)	(281,989)
Total liabilities and stockholders' deficit	$42,196	$6,474

The accompanying notes are an integral part of these consolidated financial statements

-F2-

VGRAB COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

	Years Ended October 31,
	2016	2015

Operating expenses
Accounting	$17,805	$16,048
Administration	45,694	60,988
Bank charges and interest	781	840
Consulting	28,500	20,369
Corporate communications	194	1,933
Foreign exchange	(5,999)	(2,801)
Professional fees	9,899	11,802
Regulatory and filing	15,978	25,875
Software development costs	150,000	4,470,219
	(262,852)	(4,605,273)
Other items
Finder's fee	(80,000)	-
Gain on debt conversion	20,611	-
Mineral exploration	-	(2,088)
Write-down of unproved mineral property	-	(11,697)

Net loss	(322,241)	(4,619,058)
Translation to reporting currency	(8,121)	39,895
Comprehensive loss	$(330,362)	$(4,579,163)

Loss per share - basic and diluted	$(0.01)	$(0.19)

Weighted average number of shares outstanding, basic and diluted	32,319,137	24,424,469

The accompanying notes are an integral part of these consolidated financial statements

-F3-

VGRAB COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(EXPRESSED IN US DOLLARS)

			Additional	Accumulated Other
	Shares	Amount	Paid-in Capital	Comprehensive Income	Deficit	Total

Balance at October 31, 2014	7,806,661	$576,375	$(26,180)	$6,552	$(634,573)	$(77,826)

Common stock issued for cash	500,000	100,000	-	-	-	100,000
Common stock issued for software	22,500,000	4,275,000	-	-	-	4,275,000
Translation to reporting currency	-	-	-	39,895	-	39,895
Net loss	-	-	-	-	(4,619,058)	(4,619,058)
Balance at October 31, 2015	30,806,661	4,951,375	(26,180)	46,447	(5,253,631)	(281,989)

Common stock issued as finder's fee	500,000	80,000	-	-	-	80,000
Common stock issued for debt	3,407,177	238,502	149,273	-	-	387,775
Common stock issued for services	300,000	28,500	-	-	-	28,500
Translation to reporting currency	-	-	-	(8,121)	-	(8,121)
Net loss	-	-	-	-	(322,241)	(322,241)
Balance at October 31, 2016	35,013,838	$5,298,377	$123,093	$38,326	$(5,575,872)	$(116,076)

The accompanying notes are an integral part of these consolidated financial statements

-F4-

VGRAB COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

	Years Ended October 31,
	2016	2015

Cash flows used in operating activities
Net loss	$(322,241)	$(4,619,058)
Adjustments to reconcile net loss to net cash used in operating activities
Accrued interest	241	-
Consulting fees, non-cash	28,500	-
Finder's fees, non-cash	80,000	-
Gain on debt conversion	(20,611)	-
Software development costs, non-cash	-	4,303,857
Write-down of unproved mineral property	-	11,697

Changes in operating assets and liabilities
GST recoverable	(621)	(808)
Prepaids	(1,888)	(1,875)
Accounts payable	(4,037)	13,747
Accrued liabilities	2,674	(1,768)
Due to related parties	150,000	180,000
Net cash used in operating activities	(87,983)	(114,208)

Cash flows provided by financing activities
Shares issued for cash	-	100,000
Loans payable	126,527	-
Net cash provided by financing activities	126,527	100,000

Effect of exchange rate changes on cash	(5,240)	(3,553)

Net increase (decrease) in cash	33,304	(17,761)

Cash, beginning	3,751	21,512

Cash, ending	$37,055	$3,751

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued for debt	$387,775	$-

The accompanying notes are an integral part of these consolidated financial statements

-F5-

VGRAB COMMUNICATIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2016

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

The Company’s consolidated financial statements are prepared on a going concern basis in accordance with US generally accepted accounting principles (“GAAP”) which contemplate the realization of assets and discharge of liabilities and commitments in the normal course of business. The Company has not generated operating revenues to date, and has accumulated losses of $5,575,872 since inception.  The Company has funded its operations through the issuance of capital stock and debt.  Management plans to raise additional funds through equity and/or debt financings.  There is no certainty that further funding will be available as needed. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern. The Company’s ability to continue its operations as a going concern, realize the carrying value of its assets, and discharge its liabilities in the normal course of business is dependent upon its ability to raise new capital sufficient to fund its commitments and ongoing losses, and ultimately on generating profitable operations.

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

-F6-

VGRAB COMMUNICATIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2016

Principles of Consolidation

The audited consolidated financial statements include the accounts of the Company and the Subsidiary. On consolidation, all intercompany balances and transactions are eliminated.

Internal-Use Software

The Company incurs costs related to the development of its Vgrab Applications, Vmore Platform and Vgrab.com website. Costs incurred in the planning and evaluation stage of internally-developed software and website, as well as development costs where economic benefit cannot be readily determined, are expensed as incurred. Costs incurred and accumulated during the development stage, where economic benefit of the software can be readily determined, are capitalized and included as part of Intangible assets on the balance sheets. Additional improvements to the web site following the initial development stage are expensed as incurred. Capitalized internally-developed software and website development costs are amortized over their expected economic life using the straight-line method.

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

The Company’s financial instruments consist of cash, accounts payable and accruals as well as amounts due to related parties and loans payable. The carrying value of these financial instruments approximates their fair value based on their short-term nature. The Company is not exposed to significant interest, exchange or credit risk arising from these financial instruments.

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

-F7-

VGRAB COMMUNICATIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2016

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

NOTE 3 - VGRAB APPLICATION ACQUISITION

On January 8, 2015, the Company entered into an agreement with Hampshire Capital Limited (the “Vendor”), a company that is a member of the Hampshire Group, to acquire the Vgrab Software Application. The transaction was completed on February 10, 2015. In consideration, the Company issued the Vendor 22,500,000 shares of its common stock with a fair value of $0.19 per share for a total value of $4,275,000, which was expensed as software development costs. The amount expensed was subject to adjustment for foreign exchange and was recorded as $4,303,857 with $28,857 recorded through other comprehensive income.

NOTE 4 - RELATED PARTY TRANSACTIONS

Pursuant to a service agreement terminated on March 31, 2016, during the year ended October 31, 2016, the Company incurred $150,000 (2015 - $120,000) to Hampshire Infotech SDN BHD (“Hampshire Infotech”) a company that is a member of the Hampshire Group, the Company’s significant shareholder, for software development costs.

During the year ended October 31, 2015, the Company incurred $44,972 in software development costs and $14,991 in consulting fees with Hampshire Capital Limited. The Company did not have similar transactions with Hampshire Capital Limited during its Fiscal 2016.

During the year ended October 31, 2016, the Company received $14,027 (CAD$21,000) and $12,500 in exchange for the notes payable to Hampshire Avenue SDN BHD, a parent company of Hampshire Capital Limited and Hampshire Infotech. The loans bore interest at 4% per annum, were unsecured and payable on demand.

On July 11, 2016, the Company reached an agreement with Hampshire Infotech to convert $358,919 owed to Hampshire Group of companies into 2,994,951 restricted common shares of the Company at a deemed price of $0.12 per share. At the time of the conversion, the fair market value of the Company’s common shares was $0.07 per share. The conversion resulted in a gain of $149,273 which was credited to Additional Paid in Capital (“APIC”) (Note 6).

-F8-

VGRAB COMMUNICATIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2016

On July 19, 2016, the Company entered into release agreement with its director, who agreed to resign as a director of the Company effective July 19, 2016. As a consideration for the resignation and for the past services, the Company agreed to issue to the director 300,000 shares of the Company’s common stock at $0.095 per share as fully paid and non-assessable. The full value of the shares being $28,500 was recorded as part of consulting fees on the statement of operations (Note 6).

As at October 31, 2016, the Company owed $36 (2015 - $186,761) to related parties.

NOTE 5 - UNPROVED MINERAL PROPERTIES

Due to the change in its business during the year ended October 31, 2015, the Company recorded full impairment on the three mineral exploration claims located in the vicinity of Osoyoos, British Columbia, as it was determined that the carrying value of the claims was not recoverable.

NOTE 6 - COMMON STOCK

Share issuances during the year ended October 31, 2016

On November 24, 2015, the Company issued 500,000 shares of its common stock to Rain Communications Inc., a corporation controlled by a shareholder of the Company. The shares had a fair market value of $80,000 on issue date and were issued as finder’s fee for introducing the Company to Hampshire Capital Limited (Note 3).

During the year ended October 31, 2016, the board of directors of the Company approved conversion of certain debts into shares of the Company’s common stock at a deemed price of $0.12 per share as follows:

Name	Amount of Indebtedness	Shares of the Common Stock Issued upon Conversion
Hampshire Infotech Sdn	$358,919	2,994,951
CY Lim	49,467	412,226
Total	$408,386	3,407,177

The agreements were finalized on July 11, 2016, when the Company issued 3,407,177 common shares to the parties specified in the table above.

At the time of the conversion, the fair market value of the Company’s common shares was $0.07 per share, which resulted in a gain of $169,884. $149,273 of the gain was credit to APIC as certain of the debt was owed to a major shareholder (Note 4) and $20,611 was recognized as other income on the statement of operations.

On July 19, 2016, the Company issued 300,000 shares of the Company’s common stock at $0.095 per share as fully paid and non-assessable to its former director. The full value of the shares, being $28,500, was recorded as part of consulting fees on the statement of operations (Note 4).

Share issuances during the year ended October 31, 2015

On January 8, 2015, the Company completed a private placement of 500,000 common shares at $0.20 per share for gross proceeds of $100,000.

On February 10, 2015, the Company issued 22,500,000 common shares at $0.19 per share (Note 3) to the Vendor of the Vgrab Application.

-F9-

NOTE 7 - INCOME TAXES

A reconciliation of income taxes at statutory rates is as follows:

	Year ended October 31,
	2016	2015
Loss before income taxes	$(322,241)	$(4,619,058)
Statutory tax rate	26%	26%
Expected recovery of income taxes	(83,783)	(1,200,955)
Effect of change in rates	--	(6,618)
Change in valuation allowance	83,783	1,207,573
	$--	$--

The Company’s tax-effected deferred income tax assets and liabilities are estimated as follows:

	Year ended October 31,
	2016	2015
Non-capital losses carried forward	$1,452,816	$1,369,034
Mineral properties	3,977	3,977
Less: Valuation allowance	(1,456,793)	(1,373,011)
	$--	$--

-F10-

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report.  The evaluation was undertaken in consultation with our accounting personnel.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to limited segregation of duties, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of October 31, 2016.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on the assessment, our Chief Executive Officer and Chief Financial Officer determined that, as of October 31, 2016, our internal control over financial reporting was not effective due to limited segregation of duties.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the fourth quarter of the last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B:  OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Table 7 contains certain information regarding our directors, executive officers and key personnel.

Table 7: Directors and officers

Name	Age	Position
Jacek P. Skurtys	58	Director, Chief Executive Officer, Chief Financial Officer and President
Lim Hun Beng	59	Director
Ramsom Koay	36	Vice President of Marketing

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

Mr. Lim Hun Beng started his career in his early twenties. His main focus throughout the years has been strategic business and property development in the Asia, more specifically, Malaysia and China. In 1992, Mr. Lim set up a joint-venture company with the local government of the city of Zhuhai, China to develop a 3.6 km2 property, which includes Formula One standard race circuit, a 36-hole golf course, and a mix of residential and commercial buildings. In 2006, Mr. Lim founded Hampshire Group, the Company actively involved in green energy, environmentally-friendly property development and agriculture. In 2010 Mr. Lim took over Linear Group, a Malaysian corporation specializing in manufacturing and operating industrial HVAC projects.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act and the rules thereunder require our officers and directors, and persons who own more than 10% of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies.  To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, the following persons have, during the fiscal year ended October 31, 2016, failed to file, on a timely basis, the reports required by Section 16(a) of the Exchange Act:

•

Mr. Lim, a member of our Board of Directors was appointed as our director on July 19, 2016.  Mr. Lim has not filed his Form 3 reflecting his status as a director of Vgrab Communications Inc.

•

Mr. Da Silva was late filing Forms 4 reflecting two open market transactions that took place on January 13 and May 3 of 2016.

Corporate Governance

Our board of directors does not have a compensation committee or a nominating committee.  We believe this is appropriate, given the small size of our company and the stage of our development.  We have not adopted any procedures by which our security holders may recommend nominees to our board of directors and that has not changed during the last fiscal year.

Our audit committee consists of Jacek P. Skurtys, the Company’s CEO, CFO, President and a director, and Mr. Lim Hun Beng, a director.  None of the members of the Company’s Board of Directors qualify as an “audit committee financial expert”, as defined by Item 407 of Regulation S-K promulgated under the Securities Act and the Exchange Act. We are dependent on financial advice from external financial consulting firm, which we believe is appropriate, given the small size of our company and the stage of our development.

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

ITEM 11: EXECUTIVE COMPENSATION

Table 8 summarizes all compensation for the 2016 and 2015 fiscal years received by our Chief Executive Officer, our two most highly compensated executive officers who earned more than $100,000 and up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of the last completed fiscal year (collectively, the “Named Executive Officers”).

Table 8: Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Jacek P. Skurtys(1)	2016	$0	$0	$0	$0	$0	$0	$0	$0
CEO, CFO, President and Director	2015	$0	$0	$0	$0	$0	$0	$0	$0

Table 8: Summary Compensation Table - continued

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Ramsom Koay(2)	2016	$0	$0	$0	$0	$0	$0	$0	$0
Vice President of Marketing	2015	$0	$0	$0	$0	$0	$0	$0	$0

Nelson Da Silva(3)	2016	$0	$0	$28,500	$0	$0	$0	$0	$28,500
Former Director, CEO, CFO and President	2015	$0	$0	$0	$0	$0	$0	$0	$0

Notes:

1.

Mr. Skurtys was appointed as a member of our Board of Directors, President, CEO and CFO on February 10, 2015.

2.

Mr. Koay was appointed as our Vice President of Marketing on October 26, 2015.

3.

Mr. Da Silva was appointed as a member of our Board of Directors, President, CEO and CFO on May 21, 2014. Mr. Da Silva resigned as our President, CEO and CFO on February 10, 2015, and as director on July 19, 2016.  During the year ended October 31, 2016, as a consideration for the past services, we issued to Mr. Da Silva 300,000 shares of our common stock at $0.095 per share as fully paid and non-assessable.

We have not entered into any employment and/or consulting agreements with our executive officers and / or directors.

Outstanding Equity Awards at Fiscal Year End

As at October 31, 2016, we did not have any outstanding equity awards.

We have no plans that provide for the payment of retirement benefits, or benefits that will be paid primarily following retirement, including but not limited to tax-qualified defined benefit plans, supplemental executive retirement plans, tax-qualified defined contribution plans and nonqualified defined contribution plans.

We do not have a compensation committee.

DIRECTOR COMPENSATION

The following table sets forth the compensation paid to our directors during our October 31, 2016 fiscal year, other than directors who were also named executive officers as that term is defined in Item 402(m)(2).  Compensation paid to directors who were also named executive officers during our October 31, 2016 fiscal year is set out in the tables above.

Table 9: Summary Director Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Lim Hun Beng(1)	2016	$0	$0	$0	$0	$0	$0	$0	$0
	2015	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

Notes:

1.

Mr. Lim was appointed as a member of our board of directors on July 19, 2016.

We do not have any compensation arrangements with Mr. Lim for acting as a member of our board of directors.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Table 10 presents, as of January 27, 2017, information regarding the beneficial ownership of our common stock with respect to each of our executive officers, each of our directors, each person known by us to own beneficially more than 5% of the common stock, and all of our directors and executive officers as a group.  Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power over securities.  Each individual or entity named has sole investment and voting power with respect to the shares of common stock indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted.

Table 10: Security ownership

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Shares(1)
Security Ownership, Directors and Officers

Common Shares	JACEK P. SKURTYS	Nil	Nil
	156 Jalan Utama,	n/a
	10450 Georgetown Malaysia

Common Shares	RAMSOM KOAY	Nil	Nil
	410-P Lorong Taman Cantik 3	n/at
	11500 Airitam, Malaysia

Common Shares	LIM HUN BENG	25,994,951(2)	74.24%
	21 Denai Endau 3, Seri Tanjonk Tokong	Indirect
	10470 Georgetown, Penang, Malaysia

Common Shares	All Officers and Directors as a Group	25,994,951	74.24%

Security Ownership, 5% Shareholders
Common Shares	HAMPSHIRE CAPITAL LTD.	23,000,000(2)	65.69%
	Kensington Gardens, No. U1317. Lot 7616	Direct
	Jalan Jumidar Buyong, 87000, Labuan F.T. Malaysia

Common Shares	HAMPSHIRE INFOTECH SDN	2,994,951(2)	8.55%
	Kensington Gardens, No. U1317. Lot 7616	Direct
	Jalan Jumidar Buyong,
	87000, Labuan F.T. Malaysia

Common Shares	HAMPSHIRE AVENUE SDN. BHD.	25,994,951(2)	74.24%
	Kensington Gardens, No. U1317. Lot 7616	Indirect
	Jalan Jumidar Buyong,
	87000, Labuan F.T. Malaysia

Common Shares	LIM HUN BENG	25,994,951(2)	74.24%
	21 Denai Endau 3, Seri Tanjonk Tokong	Indirect
	10470 Georgetown, Penang, Malaysia

Note:

1.

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person

(if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of our shares actually outstanding on January 30, 2017.  As of January 30, 2017, there were 35,013,838 common shares issued and outstanding.

2.

Hampshire Capital Ltd (“Hampshire”) is the direct beneficial owner of 23,000,000 shares of our common stock. Hampshire Infotech Sdn (“Hampshire Infotech”) is the direct beneficial owner of 2,994,951 shares of our common stock. Hampshire Avenue Sdn. Bhd (“Hampshire Avenue”) is the parent company of Hampshire and Hampshire Infotech, and Mr. Lim, as the executive officer and director of Hampshire Avenue, are the indirect beneficial owners of our securities held directly by Hampshire and Hampshire Infotech, with shared voting and dispositive power over those securities.

Changes in Control

We are not aware of any arrangements that may result in a change in control.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

Our common shares are quoted on the OTC Markets inter-dealer quotation system, which does not have director independence requirements.  For the purpose of determining director independence, we have adopted the independence requirements of Canadian National Instrument 52-110 - Audit Committees (“NI 52-110”) as we are an OTC reporting issuer in the province of British Columbia. NI 52-110 recommends that the Board of Directors of a public company be constituted with a majority of individuals who qualify as “independent” directors. An “independent” director is a director who has no direct or indirect material relationship with us. A material relationship is a relationship, which could, in the view of the Board of Directors, reasonably interfere with the exercise of a director’s independent judgment. Jack P. Skurtys is not an independent director because of his position as CEO, CFO and President. Lim Hun Beng is not an independent director as he beneficially holds 74.24% of our common stock.

As a result of our limited operating history and minimal resources, our management believes that it will have difficulty in attracting independent directors.  In addition, we would likely be required to obtain directors and officers insurance coverage in order to attract and retain independent directors.  Our management believes that the costs associated with maintaining such insurance are prohibitive at this time.

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

Nelson Da Silva

During the past two fiscal years and up to the date of the filing of this Annual Report on Form 10-K, we have entered into the following related party transactions with Nelson Da Silva, our former director, CEO, CFO and President:

•

During the year ended October 31, 2016, as a consideration for the past services, we issued to Mr. Da Silva 300,000 shares of our common stock at $0.095 per share as fully paid and non-assessable.

Hampshire Capital Limited

During the past two fiscal years and up to the date of the filing of this Annual Report on Form 10-K, we have entered into the following related party transactions with Hampshire Capital Limited, a majority shareholder of the Company controlled by Mr. Lim, and a member of the Hampshire Group:

•

During the fiscal year ended October 31, 2015, we issued a total of 22,500,000 of our common shares to Hampshire in accordance with the terms of the software purchase agreement dated January 8, 2015 between us and Hampshire.

•

On January 8, 2015, we issued Hampshire Capital Limited 500,000 shares of our common stock at $0.20 per share for gross proceeds of $100,000.

•

During the year ended October 31, 2015, we incurred $44,972 in software development costs and $14,991 in consulting fees with Hampshire Capital Limited.

Hampshire Infotech SDN BHD

During the past two fiscal years and up to the date of the filing of this Annual Report on Form 10-K, we have entered into the following related party transactions with Hampshire Infotech SDN BHD, a shareholder of the Company controlled by Mr. Lim, which is also a member of the Hampshire Group:

•

During the fiscal year ended October 31, 2016, we paid $150,000 to Hampshire Infotech, for software development costs and consulting fees in accordance with the service agreement dated July 12, 2015, between our Subsidiary and Hampshire Infotech SDN BHD.

•

On July 11, 2016, we reached an agreement with Hampshire Infotech to convert $358,919 owed to Hampshire Group into 2,994,951 restricted common shares of our common stock at a deemed price of $0.12 per share. At the time of the conversion, the fair market value of the Company’s common shares was $0.07 per share. The conversion resulted in a gain of $149,273 which was credited to Additional Paid in Capital.

•

During the fiscal year ended October 31, 2015, we incurred $120,000 to Hampshire Infotech for software development costs and consulting fees in accordance with the service agreement dated July 12, 2015, between our Subsidiary and Hampshire Infotech SDN BHD.

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

2016 - $28,261 - Dale Matheson Carr-Hilton Labonte LLP

2015 - $15,265 - Dale Matheson Carr-Hilton Labonte LLP

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2016 - $0 - Dale Matheson Carr-Hilton Labonte LLP

2015 - $0 - Dale Matheson Carr-Hilton Labonte LLP

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2016 - $0   - Dale Matheson Carr-Hilton Labonte LLP

2015 - $841 - Dale Matheson Carr-Hilton Labonte LLP

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2) and (3) was:

2016 - $0 - Dale Matheson Carr-Hilton Labonte LLP

2015 - $0 - Dale Matheson Carr-Hilton Labonte LLP

Our board of directors pre-approves all audit and permissible non-audit services provided by the independent auditors.  These services may include audit services, audit-related services, tax services and other services.

PART IV

ITEM 15: EXHIBITS

The following table sets out the exhibits either filed herewith or incorporated by reference.

Exhibit	Description
3.1	Notice of Articles.(6)
3.2	Articles.(1)
3.3	Certificate of Continuation.(2)
3.4	Certificate of Change of Name dated January 6, 2014.(6)
3.5	Certificate of Change of Name dated February 11, 2015.(8)
10.2	Property Purchase Agreement dated April 11, 2012 between the Company and Gerald Diakow.(1)
10.4	Software Purchase Agreement between the Company and Hampshire Capital Limited. dated January 8, 2015. (7)
10.5	Service Agreement between Vgrab International Ltd. and Hampshire Infotech SDN BHD dated July 12, 2015.(9)
10.6	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated January 19, 2016. (9)
10.7	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated February 4, 2016. (9)
10.8	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated February 5, 2016.(10)
10.9	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated April 12, 2016. (10)
10.10	Release Agreement between Nelson Da Silva and VGrab Communications Inc. dated July 19, 2016.(11)

Exhibit	Description
10.11	Debt Settlement Agreement between Hampshire Infotech SDN. and VGrab Communications Inc. dated July 11, 2016.(12)
10.12	Debt Settlement Agreement between Lim Chin Yang and VGrab Communications Inc. dated July 11, 2016.(12)
10.13	Loan Agreement between BSmart Technology Limited and VGrab Communications Inc. dated July 12, 2016. (13)
16.1	Code of Ethics. (3)
21.1	List of Subsidiaries.
31	Certification pursuant to Rule 13a-14(a) and 15d-14(a).
32	Certification pursuant to Section 1350 of Title 18 of the United States Code.
99.1	Audit Committee Charter(3)
101

The following consolidated financial statements from the registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2016, formatted in XBRL:

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

(9)

Filed with the SEC as an exhibit to our Annual Report on Form 10-K filed on February 9, 2016.

(10)

Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed on September 9, 2016.

(11)

Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on July 15, 2016.

(12)

Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on July 22, 2016.

(13)

Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed on September14, 2016.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 30, 2017

VGRAB COMMUNICATIONS INC.

By:	/s/ Jacek (Jack) P. Skurtys
Jacek (Jack) P. Skurtys, Chief Executive Officer, Chief Financial Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

Signature	Title	Date

/s/ Jacek (Jack) P. Skurtys Jacek (Jack) P. Skurtys	Chief Executive Officer, (Principal Executive Officer), Chief Financial Officer, (Principal Accounting Officer), President and Member of the Board of Directors	January 30, 2017

/s/ Lim Hun Beng Lim Hun Beng	Member of the Board of Directors	January 30, 2017