Form 10-Q
period 2017-01-31
VGRAB COMMUNICATIONS INC.
filed 2017-03-17
CIK 1551887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2017

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to_______

Commission File Number 000-54800

VGRAB COMMUNICATIONS INC.

(Exact name of registrant as specified in its charter)

British Columbia, Canada (State or other jurisdiction of incorporation or organization)	99-0364150 (I.R.S. Employer Identification No.)

820-1130 West Pender Street, Vancouver, BC V6E 4A4

(Address of principal executive offices) (Zip Code)

(604) 648-0510

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of March 16, 2017, the number of shares of the registrant’s common stock outstanding was 35,013,838.

1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

VGRAB COMMUNICATIONS INC.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	January 31, 2017	October 31, 2016
	(Unaudited)

ASSETS

Current assets
Cash	$3,473	$37,055
GST recoverable	2,303	1,559
Prepaids	11,279	3,582
Total assets	$17,055	$42,196

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$45,027	$49,621
Accrued liabilities	9,849	8,615
Due to related parties	37	36
Loan payable	100,000	100,000
Total liabilities	154,913	158,272

Stockholders' deficit
Common stock, no par value, unlimited number authorized 35,013,838 issued and outstanding at January 31, 2017 and October 31, 2016	5,298,377	5,298,377
Additional paid in capital	123,093	123,093
Accumulated other comprehensive income	42,296	38,326
Deficit	(5,601,624)	(5,575,872)
Total stockholders' deficit	(137,858)	(116,076)
Total liabilities and stockholders' deficit	$17,055	$42,196

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

VGRAB COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Three Months Ended January 31,
	2017	2016

Operating expenses
Accounting	$2,913	$1,456
General and administrative expenses	17,076	15,344
Professional fees	339	1,334
Regulatory and filing	5,424	1,910
Software development costs	-	90,000
	(25,752)	(110,044)
Other items
Finder's fee	-	(79,167)

Net loss	(25,752)	(189,211)
Translation to reporting currency	3,970	10,881
Comprehensive loss	$(21,782)	$(178,330)

Loss per share - basic and diluted	$(0.00)	$(0.01)

Weighted average number of shares outstanding, basic and diluted	35,013,838	31,100,139

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

VGRAB COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit	Total

Balance at October 31, 2015	30,806,661	$4,951,375	$(26,180)	$46,447	$(5,253,631)	$(281,989)

Common stock issued as finder's fee	500,000	80,000	-	-	-	80,000
Translation to reporting currency	-	-	-	10,881	-	10,881
Net loss	-	-	-	-	(189,211)	(189,211)
Balance at January 31, 2016	31,306,661	5,031,375	(26,180)	57,328	(5,442,842)	(380,319)

Common stock issued for debt	3,407,177	238,502	-	-	-	238,502
Common stock issued for services	300,000	28,500	-	-	-	28,500
Gain on settlement of debt with shareholder	-	-	149,273	-	-	149,273
Translation to reporting currency	-	-	-	(19,002)	-	(19,002)
Net loss	-	-	-	-	(133,030)	(133,030)
Balance at October 31, 2016	35,013,838	5,298,377	123,093	38,326	(5,575,872)	(116,076)

Translation to reporting currency	-	-	-	3,970	-	3,970
Net loss	-	-	-	-	(25,752)	(25,752)
Balance at January 31, 2017	35,013,838	$5,298,377	$123,093	$42,296	$(5,601,624)	$(137,858)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

VGRAB COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Three Months Ended January 31,
	2017	2016

Cash flows used in operating activities
Net loss	$(25,752)	$(189,211)
Adjustments to reconcile net loss to net cash used in operating activities
Accrued interest	-	22
Finder's fees, non-cash	-	79,167

Changes in operating assets and liabilities
GST recoverable	(684)	306
Prepaids	(7,429)	1,875
Accounts payable	(5,980)	2,914
Accrued liabilities	966	1,456
Due to related parties	-	90,000
Net cash used in operating activities	(38,879)	(13,471)

Cash flows provided by financing activities
Loans payable	-	10,335
Net cash provided by financing activities	-	10,335

Effect of exchange rate changes on cash	5,297	4,523

Net increase (decrease) in cash	(33,582)	1,387

Cash, beginning	37,055	3,751

Cash, ending	$3,473	$5,138

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

VGRAB COMMUNICATIONS INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JANUARY 31, 2017

(UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Nature of Operations

Vgrab Communications Inc. (the “Company”) is a development stage company.

On January 8, 2015, the Company entered into a software purchase agreement with Hampshire Capital Limited (the “Vendor”) to acquire the Vgrab Software Application (“Vgrab Application”). Vgrab Application is developed for use with smartphones using the Android and Apple iOS operating systems allowing users to redeem vouchers on their smartphones at a number of retailers and merchants. On February 10, 2015, the Company completed the acquisition of Vgrab Application. As a result of the transaction, the Company changed its principal business focus from the acquisition and exploration of mineral resources to the software development and changed its name to Vgrab Communications Inc. on February 11, 2015.

On June 24, 2015, the Company formed a subsidiary, Vgrab International Ltd., (the “Subsidiary”) under the Labuan Companies Act 1990 in Federal Territory of Labuan, Malaysia.

Basis of Presentation

The unaudited interim consolidated financial statements of the Company are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended October 31, 2016, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements for the year ended October 31, 2016 included in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended January 31, 2017, are not necessarily indicative of the results that may be expected for the year ending October 31, 2017.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

As at January 31, 2017, the Company owed $37 (2016 - $36) to a former director of the Company.

During the three-month period ended January 31, 2017, the Company did not have any transactions with related parties.

NOTE 4 - COMMON STOCK

During the three-month period ended January 31, 2017, the Company did not have any transactions that would have resulted in the issuance of its common stock.

During the three-month period ended January 31, 2016, the Company issued 500,000 shares of its common stock to Rain Communications Inc., a company controlled by a significant shareholder of the Company. The shares were issued as finder’s fee for introducing the Company to Hampshire Capital Limited, the Vendor of the Vgrab Application.

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

We caution you not to place undue reliance on these forward-looking statements, which reflect our management’s view only as of the date of this report.  We are not obligated to update these statements or publicly release the results of any revisions to them to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events unless required by applicable securities laws. You should refer to, and carefully review, the information in the future documents we file with the United States Securities and Exchange Commission (the “SEC”).

General

You should read this discussion and analysis in conjunction with our interim unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and related notes for the fiscal year ended October 31, 2016, included in our Annual Report on Form 10-K. The inclusion of supplementary analytical and related information may require us to make estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position taken as a whole. Actual results may vary from the estimates and assumptions we make.

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

Summary of Financial Condition

	January 31, 2017	October 31, 2016
Working capital deficit	$(137,858)	$(116,076)
Current assets	$17,055	$42,196
Total liabilities	$154,913	$158,272
Common stock and additional paid in capital	$5,421,470	$5,421,470
Deficit	$(5,601,624)	$(5,575,872)
Accumulated other comprehensive income	$42,296	$38,326

Results of Operation

Our operating results for the three months ended January 31, 2017 and 2016 and the changes in the operating results between those periods are summarized in the table below.

Three Months Summary

	Three Months Ended January 31,		Percentage
	2017	2016	Decrease
Operating expenses	$(25,752)	$(110,044)	(77)%
Finder’s fee	-	(79,167)	(100)%
Net loss	(25,752)	(189,211)	(86)%
Translation to reporting currency	3,970	10,881	(64)%
Comprehensive loss	$(21,782)	$(178,330)	(88)%

Revenue

During the three months ended January 31, 2017 and 2016 we did not have any revenue generating operations.  We are presently a development stage company engaged in a software application development and marketing. We can provide no assurances that we will be able to generate enough cash flow from our operations to support our ongoing operations.

Operating Expenses

Our operating expenses for the three months ended January 31, 2017 and 2016 consisted of the following:

	Three Months Ended January 31,		Percentage Increase / (Decrease)
	2017	2016
Operating expenses
Accounting	$2,913	$1,456	100%
General and administrative expenses	17,076	15,344	11%
Professional fees	339	1,334	(75)%
Regulatory and filing	5,424	1,910	184%
Software development	-	90,000	(100)%
Total	$25,752	$110,044	(77)%

Our operating expenses decreased by $84,292 or 77% from $110,044, for the three months ended January 31, 2016, to $25,752 for the three months ended January 31, 2017. The most significant change in our operating expenses was associated with reduction in our software development costs of $90,000. This decrease was offset by increases in regulatory fees of $3,514, or 184%, and accounting fees of $1,457 or 100%. Our general and administrative fees have also increased during the three-month period ended January 31, 2017 to $17,076, as compared to $15,344 incurred during the three-month period ended January 31, 2016.

Other Items

During the three-month period ended January 31, 2016, we recorded $79,167, being a fair value of the 500,000 common shares we issued to Rain Communications Inc., a company controlled by Mr. Ralph Biggar our shareholder, and former director and officer. The shares were issued as finder’s fee for introducing us to Hampshire Capital Limited, the Vendor of the Vgrab Application. The share issuance was completed pursuant to the provisions of Regulation S of the Securities Act. We did not have similar transactions during the tree-month period ended January 31, 2017.

Translation to Reporting Currency

Changes in translation to reporting currency result from a difference between our functional currency, being the Canadian dollar, and reporting currency, being the United States dollar, and are caused by fluctuation in foreign exchange between the two currencies as well as different accounting treatments between various financial instruments.

Liquidity and Capital Resources

GOING CONCERN

The unaudited interim consolidated financial statements included in this Quarterly Report have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. We have not generated any revenues from operations since inception, have never paid any dividends and are unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. Our continuation as a going concern depends upon the continued financial support of our shareholders, our ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. Based upon our current plans, we expect to incur operating losses in future periods. At January 31, 2017, we had a working capital deficit of $137,858 and accumulated losses of $5,601,624 since inception. These factors raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we will be able to generate significant revenues in the future. These unaudited interim consolidated financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern. Therefore, we may be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

Working Capital

	At January 31, 2017	At October 31, 2016
Current assets	$17,055	$42,196
Current liabilities	(154,913)	(158,272)
Working capital deficit	$(137,858)	$(116,076)

During the three-month period ended January 31, 2017, our working capital deficit increased by $21,782, from $116,076 at October 31, 2016 to $137,858 at January 31, 2017. The increase in working capital deficit was primarily related to the decrease in our cash balances of $33,582, which was in part offset by increase in our prepaid regulatory expenses from $3,582 we recorded at October 31, 2016, to $11,279 we recorded at January 31, 2017.  Our current liabilities have remained stable and had only minor effect on the change in our working capital deficit.

Cash Flows

	Three Months Ended January 31,
	2017	2016
Net cash used in operating activities	$(38,879)	$(13,471)
Net cash provided by financing activities	-	10,335
Effects of foreign currency exchange	5,297	4,523
Net increase (decrease) in cash	$(33,582)	$1,387

Net cash used in operating activities. During the three months ended January 31, 2017, we used $38,879 to support our operating activities. This cash was used to cover our cash operating expenses of $38,879, increase our prepaid expenses and GST recoverable by $7,429 and $684, respectively, and to decreases our accounts payable by $5,980. These uses of cash were offset by increases in our accrued liabilities of $966.

During the three months ended January 31, 2016, we used $13,471 to support our operating activities. This cash was used to cover our cash operating expenses of $110,022. The use of cash was offset by decreases in our GST recoverable and prepaid expenses of $306 and $1,875, respectively, increases to our accounts payable and accrued liabilities of $2,914 and $1,456, respectively. In addition, the cash used in operations was further offset by an increase to the amounts due to related parties of $90,000.

Non-cash operating activities. During the three months ended January 31, 2016, we issued 500,000 shares of our common stock to Rain Communication Inc. for introducing us to Hampshire Capital Limited, the Vendor of the Vgrab Application. The fair value of these shares was determined to be $79,167 and was recorded as finder's fees.

Net cash provided by financing activities. During the three months ended January 31, 2017, we did not have any cash generating financing activities.

During the three months ended January 31, 2016, we received $10,335 (CAD$15,000) as proceeds from the loan agreement with Hampshire Avenue SDN BHD, a parent company of Hampshire Capital Limited. The loan bore interest at 4% per annum, was unsecured and payable on demand.

Capital Resources

Our ability to continue the development and marketing of the Vgrab Applications, Vmore Platform, and Vmore Video is subject to our ability to obtain the necessary funding. We expect to raise funds through sales of our debt or equity securities. We have no committed sources of capital. If we are unable to raise funds as and when we need them, we may be required to curtail, or even to cease, our operations.

As of January 31, 2017, we had cash on hand of $3,473 and working capital deficit of $137,858, which raises substantial doubt about our continuation as a going concern. We plan to mitigate our losses in future years by controlling our operating expenses and actively seeking new distribution channels for our Vgrab Applications. We cannot provide assurance that we will be successful in generating additional capital to support our development. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Our significant accounting policies are disclosed in the notes to the audited financial statements for the year ended October 31, 2016. The following accounting policies have been determined by our management to be the most important to the portrayal of our financial condition and results of operation:

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

At January 31, 2017, we had $3,473 in cash on deposit with a large chartered Canadian bank, of which $944 was insured.  As part of our cash management process, we perform periodic evaluations of the relative credit standing of this financial institution.  We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended January 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We were incorporated on August 4, 2010, however as of the date of the filing of this Quarterly Report on Form 10-Q we were not successful in achieving profitability through our operations.

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

Because our largest shareholder, Hampshire Avenue SDN. BHD. (“Hampshire Avenue”) controls over 74% of our outstanding common stock, investors may find that corporate decisions influenced by Hampshire Avenue, and Hampshire Group in all, are inconsistent with the best interests of other stockholders.

Hampshire Capital Limited controls 65.69% of the issued and outstanding shares of our common stock and Hampshire Infotech Sdn. controls 8.55% of the issued and outstanding shares of our common stock.

Hampshire Avenue is a parent company of Hampshire Capital and Hampshire Infotech and, accordingly, beneficially controls 74.24% or our common stock (for greater clarity, Hampshire Avenue and its subsidiaries are referred to in this Form 10-Q as “Hampshire Group”). In accordance with our Articles of Incorporation and Bylaws, Hampshire Group is able to control who is elected to our board of directors and thus could act, or could have the power to act, as our management.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

(1)

The following table sets out the exhibits either filed herewith or incorporated by reference.

Exhibit	Description
3.1	Notice of Articles.(1)
3.2	Articles.(1)
3.3	Certificate of Continuation.(2)
3.4	Certificate of Change of Name dated January 6, 2014.(4)
3.5	Certificate of Change of Name dated February 11, 2015.(5)
10.1	Service Agreement between Vgrab International Ltd. and Hampshire Infotech SDN BHD dated July 12, 2015. (6)
10.2	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated January 19, 2016. (6)
10.3	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated February 4, 2016. (6)
10.4	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated February 5, 2016. (7)
10.5	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated April 12, 2016. (7)
10.6	Debt Settlement Agreement between Hampshire Infotech SDN. and VGrab Communications Inc. dated July 11, 2016.(8)
10.7	Debt Settlement Agreement between Lim Chin Yang and VGrab Communications Inc. dated July 11, 2016. (8)
10.8	Release Agreement between Nelson Da Silva and VGrab Communications Inc. dated July 19, 2016. (9)
10.9	Loan Agreement between BSmart Technology Limited and VGrab Communications Inc. dated July 12, 2016.
16.1	Code of Ethics. (3)
31	Certification pursuant to Rule 13a-14(a) and 15d-14(a).
32	Certification pursuant to Section 1350 of Title 18 of the United States Code.
99.1	Audit Committee Charter(3)

Exhibit	Description
101

The following financial statements from the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2017, formatted in XBRL:

i.

Consolidated Balance Sheets at January 31, 2017 (unaudited), and October 31, 2016;

ii.

Unaudited Condensed Interim Consolidated Statements of Operations for the Three Months ended January 31, 2017 and 2016;

iii.

Unaudited Condensed Interim Consolidated Statement of Stockholders’ Deficit for the Three-Month Period Ended January 31, 2017;

iv.

Unaudited Condensed Interim Consolidated Statements of Cash Flows for the Three Months ended January 31, 2017 and 2016.

v.

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

(6)

Filed with the SEC as an exhibit to our Annual Report on Form 10-K filed on February 9, 2016.

(7)

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

Dated: March 17, 2017

VGRAB COMMUNICATIONS INC.

By:	/s/ Jacek (Jack) P. Skurtys
Jacek (Jack) P. Skurtys, Chief Executive Officer, Chief Financial Officer (Principal Accounting Officer) and President