Form 10-Q
period 2017-04-30
VGRAB COMMUNICATIONS INC.
filed 2017-06-16
CIK 1551887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of June 16, 2017, the number of shares of the registrant’s common stock outstanding was 35,013,838.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

VGRAB COMMUNICATIONS INC.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	April 30, 2017	October 31, 2016
	(Unaudited)

ASSETS

Current assets
Cash	$2,366	$37,055
GST recoverable	1,143	1,559
Prepaids	8,164	3,582
Total assets	$11,673	$42,196

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$66,428	$49,621
Accrued liabilities	2,532	8,615
Due to related parties	35	36
Loan payable	100,000	100,000
Total liabilities	168,995	158,272

Stockholders' deficit
Common stock, no par value, unlimited number authorized, 35,013,838 issued and outstanding at April 30, 2017 and October 31, 2016	5,298,377	5,298,377
Additional paid in capital	123,093	123,093
Accumulated other comprehensive income	36,325	38,326
Deficit	(5,615,117)	(5,575,872)
Total stockholders’ deficit	(157,322)	(116,076)
Total liabilities and stockholders' deficit	$11,673	$42,196

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

VGRAB COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2017	2016	2017	2016

Operating expenses
Accounting	$2,253	$5,369	$5,166	$6,825
General and administrative expenses	3,129	4,276	20,205	19,620
Professional fees	2,668	5,372	3,007	6,706
Regulatory and filing	5,443	5,713	10,867	7,623
Software development costs	-	60,000	-	150,000
	(13,493)	(80,730)	(39,245)	(190,774)
Other items
Finder's fee	-	-	-	(79,167)

Net loss	(13,493)	(80,730)	(39,245)	(269,941)
Translation to reporting currency	(5,971)	(21,562)	(2,001)	(10,681)
Comprehensive loss	$(19,464)	$(102,292)	$(41,246)	$(280,622)

Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of shares outstanding:	35,013,838	31,306,661	35,013,838	31,202,265

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

VGRAB COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(EXPRESSED IN US DOLLARS)

(Unaudited)

			Additional	Accumulated Other
	Shares	Amount	Paid-in Capital	Comprehensive Income	Deficit	Total

Balance at October 31, 2015	30,806,661	$4,951,375	$(26,180)	$46,447	$(5,253,631)	$(281,989)

Common stock issued as finders' fee	500,000	80,000	-	-	-	80,000
Translation to reporting currency	-	-	-	(10,681)	-	(10,681)
Net loss	-	-	-	-	(269,941)	(269,941)
Balance at April 30, 2016	31,306,661	5,031,375	(26,180)	35,766	(5,523,572)	(482,611)

Common stock issued for debt	3,407,177	238,502	-	-	-	238,502
Common stock issued for services	300,000	28,500	-	-	-	28,500
Gain on settlement of debt with shareholder	-	-	149,273	-	-	149,273
Translation to reporting currency	-	-	-	2,560	-	2,560
Net loss	-	-	-	-	(52,300)	(52,300)
Balance at October 31, 2016	35,013,838	5,298,377	123,093	38,326	(5,575,872)	(116,076)

Translation to reporting currency	-	-	-	(2,001)	-	(2,001)
Net loss	-	-	-	-	(39,245)	(39,245)
Balance at April 30, 2017	35,013,838	$5,298,377	$123,093	$36,325	$(5,615,117)	$(157,322)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

VGRAB COMMUNICATIONS INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

(Unaudited)

	Six Months Ended April 30,
	2017	2016

Cash flow used in in operating activities
Net loss	$(39,245)	$(269,941)
Adjustments to reconcile net loss to net cash used in operating activities
Accrued interest	-	245
Finder's fees, non-cash	-	79,167

Changes in operating assets and liabilities
GST recoverable	396	(321)
Prepaids	(4,770)	(4,116)
Accounts payable	18,206	19,416
Accrued liabilities	(6,074)	(1,481)
Due to related parties	-	150,000
Net cash used in operating activities	(31,487)	(27,031)

Cash flows provided by financing activities
Loans payable	-	26,527
Net cash provided by financing activities	-	26,527

Effect of exchange rate changes on cash	(3,202)	(1,057)

Net decrease in cash	(34,689)	(1,561)

Cash, beginning	37,055	3,751

Cash, ending	$2,366	$2,190

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

VGRAB COMMUNICATIONS INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

APRIL 30, 2017

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Nature of Operations

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

Basis of Presentation

The unaudited interim consolidated financial statements of the Company are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended October 31, 2016, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements for the year ended October 31, 2016 included in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended April 30, 2017, are not necessarily indicative of the results that may be expected for the year ending October 31, 2017.

Going Concern

The accompanying unaudited interim consolidated financial statements have been prepared assuming the Company will continue as a going concern. Continuation as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and ultimately upon its ability to achieve profitable operations.  The outcome of these matters cannot be predicted with any certainty and raises substantial doubt that the Company will be able to continue as a going concern.  These unaudited interim consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.  Management intends to obtain additional funding by borrowing funds from its directors and officers, issuing promissory notes and/or a private placement of common stock.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

As at April 30, 2017, the Company owed $35 (2016 - $36) to a former director of the Company.

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

Our business involves the development of mobile applications for merchant and consumer use.  We are working on development of two different types of mobile applications, an application designed for consumers (the “Vgrab Application”) and an application designed for merchants (the “Vgrab Merchant Application”). In addition we are also working on development of an online platform to sell online goods (the “Vmore Platform”), and a new video service portal, Vmore Video, which will focus on filming and supplying HD and 360-degree short videos with an emphasis on sports and extreme sports. In addition, we provide marketing services to merchants including advertising on our website and in our newsletters.

On June 24, 2015, we formed a subsidiary, Vgrab International Ltd., (the “Subsidiary”, or “Vgrab International”) under the Labuan Companies Act 1990 in Federal Territory of Labuan, Malaysia. The main focus of the Subsidiary is to continue development of the Vgrab Applications and the Vmore Platform, and start their market penetration in Southeast Asia.

Summary of Financial Condition

	April 30, 2017	October 31, 2016
Working capital deficit	$(157,322)	$(116,076)
Current assets	$11,673	$42,196
Total liabilities	$168,995	$158,272
Common stock and additional paid in capital	$5,421,470	$5,421,470
Deficit	$(5,615,117)	$(5,575,872)
Accumulated other comprehensive income	$36,325	$38,326

Results of Operation

Our operating results for the three and six months ended April 30, 2017 and 2016 and the changes in the operating results between those periods are summarized in the table below.

Three and Six Months Summary

	Three Months Ended April 30,		Percentage	Six Months Ended April 30,		Percentage
	2017	2016	Decrease	2017	2016	Decrease
Operating expenses	$(13,493)	$ (80,730)	(83)%	$(39,245)	$(190,774)	(79)%
Finder’s fee	-	-	n/a	-	(79,167)	(100)%
Net loss	(13,493)	(80,730)	(83)%	(39, 245)	(269,941)	(85)%
Translation to reporting currency	(5,971)	(21,562)	(72)%	(2,001)	(10,681)	(81)%
Comprehensive loss	$(19,464)	$(102,292)	(81)%	$(41,246)	$(280,622)	(85)%

Revenue

During the three and six months ended April 30, 2017 and 2016 we did not have any revenue generating operations and we can provide no assurances that we will be able to generate enough cash flow from our operations to support our ongoing operations.

Operating Expenses

Our operating expenses for the three and six months ended April 30, 2017 and 2016 consisted of the following:

	Three Months Ended April 30,		Percentage	Six Months Ended April 30,		Percentage
	2017	2016	Decrease	2017	2016	Decrease
Operating expenses:
Accounting	$ 2,253	$ 5,369	(58)%	$ 5,166	$ 6,825	(24)%
General and administrative expenses	3,129	4,276	(27)%	20,205	19,620	3%
Professional fees	2,668	5,372	(50)%	3,007	6,706	(55)%
Regulatory and filing	5,443	5,713	(5)%	10,867	7,623	43%
Software development	-	60,000	(100)%	-	150,000	(100)%
Total	$ 13,493	$ 80,730	(83)%	$ 39,245	$190,774	(79)%

During the three-month period ended April 30, 2017, our operating expenses decreased by $67,237 or 83% from $80,730, for the three months ended April 30, 2016, to $13,493 for the three months ended April 30, 2017. The most significant change in our operating expenses was associated with reduction in our software development costs of $60,000, followed by decreases in accounting fees of $3,116 or 58%, professional fees of $2,704 or 50%, and decrease in our general and administrative fees of $1,147, or 27%.

Year-to-date, our operating expenses decreased by $151,529 or 79% from $190,774 we incurred during the six-month period ended April 30, 2016 to $39,245 we incurred during the six-month period ended April 30, 2017. The most significant change in our operating expenses was associated with reduction in our software development costs of $150,000, followed by decreases in professional fees of $3,699 or 55% and accounting fees of $1,659 or 24%. These decreases were in part offset by an increase in regulatory fees of $3,244, or 43% and an increase in our general and administrative fees of $585, or 3%.

Other Items

During the six-month period ended April 30, 2016, we recorded $79,167 as finder’s fee, being a fair value of the 500,000 common shares we issued to Rain Communications Inc., a company controlled by Mr. Ralph Biggar our shareholder, and former director and officer. The shares were issued as finder’s fee for introducing us to Hampshire Capital Limited, the Vendor of the Vgrab Application. The share issuance was completed pursuant to the provisions of Regulation S of the Securities Act. We did not have similar transactions during the six-month period ended April 30, 2017.

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

Based upon our current plans, we expect to incur operating losses in future periods. At April 30, 2017, we had a working capital deficit of $157,322 and accumulated losses of $5,615,117 since inception. These factors raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we will be able to generate significant revenues in the future. These unaudited interim consolidated financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern. Therefore, we may be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

Working Capital

	At April 30, 2017	At October 31, 2016
Current assets	$11,673	$42,196
Current liabilities	(168,995)	(158,272)
Working capital deficit	$(157,322)	$(116,076)

During the six-month period ended April 30, 2017, our working capital deficit increased by $41,246, from $116,076 at October 31, 2016 to $157,322 at April 30, 2017. The increase in working capital deficit was primarily related to the decrease in our cash balances of $34,689, which was in part offset by increase in our prepaid regulatory expenses from $3,582 we recorded at October 31, 2016, to $8,164 we recorded at April 30, 2017.  Our accounts payable increased by $16,807 due to lack of cash to pay outstanding payables, and were in part offset by decrease in accrued liabilities of $6,083.

Cash Flows

	Six Months Ended April 30,
	2017	2016
Net cash used in operating activities	$(31,487)	$(27,031)
Net cash provided by financing activities	-	26,527
Effects of foreign currency exchange	(3,202)	(1,057)
Net decrease in cash	$(34,689)	$(1,561)

Net cash used in operating activities

During the six months ended April 30, 2017, we used $31,487 to support our operating activities. This cash was used to cover our cash operating expenses of $39,245, increase our prepaid expenses by $4,770, and to decreases our accrued liabilities by $6,074. These uses of cash were offset by increases in our accounts payable of $18,206 and by decrease to our GST recoverable of $396.

During the six months ended April 30, 2016, we used $27,031 to support our operating activities. This cash was used to cover our cash operating expenses of $190,529, increase our GST recoverable and prepaid expenses by $321 and $4,116, respectively, and to decreases to our accrued liabilities by $1,481. These uses of cash were offset by an increase in our accounts payable of $19,416, and $150,000 increase in amounts due to related parties, which were associated with the continued development of the Vgrab Applications, the Vmore Platform, and the Vgrab.com website. The development costs were paid or accrued to Hampshire Infotech under the development service agreement, which we terminated on March 31, 2016.

Non-cash operating activities

During the six months ended April 30, 2016, we issued 500,000 shares of our common stock to Rain Communications Inc. for introducing us to Hampshire Capital Limited, the Vendor of the Vgrab Application. The fair value of these shares was determined to be $79,167 and was recorded as finder’s fees. In addition, the Company accrued $245 in interest on outstanding loans. We did not have any similar transactions during the six-month period ended April 30, 2017.

Net cash provided by financing activities

During the six months ended April 30, 2017, we did not have any cash generating financing activities.

During the six months ended April 30, 2016, we received $14,027 (CAD$21,000) and $12,500 as proceeds from the loan agreements with Hampshire Avenue SDN BHD, a parent company of Hampshire Capital Limited and Hampshire Infotech. The loans bore interest at 4% per annum, were unsecured and payable on demand.

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

As of April 30, 2017, we had cash on hand of $2,366 and working capital deficit of $157,322, which raises substantial doubt about our continuation as a going concern. We plan to mitigate our losses in future years by controlling our operating expenses and actively seeking new distribution channels for our Vgrab Applications. We cannot provide assurance that we will be successful in generating additional capital to support our development. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Fair Value of Financial Instruments

Our financial instruments include cash, accounts payable, accrued liabilities, amounts due to related parties and loans payable. We believe the fair value of these financial instruments approximate their carrying values due to their short-term nature.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and trade accounts receivable.

At April 30, 2017, we had $2,366 in cash on deposit with a large chartered Canadian bank, of which $2,266 was insured.  As part of our cash management process, we perform periodic evaluations of the relative credit standing of this financial institution.  We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended April 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management has expressed substantial doubt about our ability to continue as a going concern; as a result we could have difficulty finding additional financing.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

The following table sets out the exhibits either filed herewith or incorporated by reference.

Exhibit	Description
3.1	Notice of Articles.(1)
3.2	Articles.(1)
3.3	Certificate of Continuation.(2)
3.4	Certificate of Change of Name dated January 6, 2014.(4)
3.5	Certificate of Change of Name dated February 11, 2015.(5)
10.1	Service Agreement between Vgrab International Ltd. and Hampshire Infotech SDN BHD dated July 12, 2015. (6)
10.2	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated January 19, 2016. (6)
10.3	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated February 4, 2016. (6)
10.4	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated February 5, 2016. (7)
10.5	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated April 12, 2016. (7)
10.6	Debt Settlement Agreement between Hampshire Infotech SDN. and VGrab Communications Inc. dated July 11, 2016.(8)
10.7	Debt Settlement Agreement between Lim Chin Yang and VGrab Communications Inc. dated July 11, 2016. (8)
10.8	Release Agreement between Nelson Da Silva and VGrab Communications Inc. dated July 19, 2016. (9)
10.9	Loan Agreement between BSmart Technology Limited and VGrab Communications Inc. dated July 12, 2016.
16.1	Code of Ethics. (3)

Exhibit	Description
31	Certification pursuant to Rule 13a-14(a) and 15d-14(a).
32	Certification pursuant to Section 1350 of Title 18 of the United States Code.
99.1	Audit Committee Charter(3)
101

The following financial statements from the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2017, formatted in XBRL:

i.

Consolidated Balance Sheets at April 30, 2017 (unaudited), and October 31, 2016;

ii.

Unaudited Condensed Interim Consolidated Statements of Operations for the Three and Six Months ended April 30, 2017 and 2016;

iii.

Unaudited Condensed Interim Consolidated Statement of Stockholders’ Deficit for the Three and Six Months Ended April 30, 2017;

iv.

Unaudited Condensed Interim Consolidated Statements of Cash Flows for the Three and Six Months ended April 30, 2017 and 2016.

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

Dated:  June 16, 2017

VGRAB COMMUNICATIONS INC.

By:	/s/ Jacek (Jack) P. Skurtys
Jacek (Jack) P. Skurtys, Chief Executive Officer, Chief Financial Officer and President (Principal Accounting Officer)