Form 10-Q
period 2017-07-31
VGRAB COMMUNICATIONS INC.
filed 2017-09-15
CIK 1551887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of September 14, 2017, the number of shares of the registrant’s common stock outstanding was 35,013,838.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

VGRAB COMMUNICATIONS INC.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	July 31, 2017	October 31, 2016
	(Unaudited)

ASSETS

Current assets
Cash	$13,559	$37,055
GST recoverable	904	1,559
Prepaids	8,395	3,582
Total assets	$22,858	$42,196

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$183,865	$49,621
Accrued liabilities	2,455	8,615
Due to related parties	10,770	36
Loan payable	100,000	100,000
Total liabilities	297,090	158,272

Stockholders' deficit
Common stock, no par value, unlimited number authorized, 35,013,838 issued and outstanding at July 31, 2017 and October 31, 2016	5,298,377	5,298,377
Additional paid in capital	123,093	123,093
Accumulated other comprehensive income	45,207	38,326
Deficit	(5,740,909)	(5,575,872)
Total stockholders' deficit	(274,232)	(116,076)
Total liabilities and stockholders' deficit	$22,858	$42,196

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

VGRAB COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2017	2016	2017	2016

Operating expenses
Accounting	$3,254	$2,640	$8,420	$9,465
General and administrative expenses	27,074	43,558	47,279	63,178
Professional fees	1,711	2,496	4,718	9,202
Regulatory and filing	3,753	5,041	14,620	12,664
Software development costs	90,000	-	90,000	150,000
	(125,792)	(53,735)	(165,037)	(244,509)
Other items
Finder's fee	-	-	-	(79,167)
Gain on debt conversion	-	20,611	-	20,611

Net loss	(125,792)	(33,124)	(165,037)	(303,065)
Translation to reporting currency	2,911	6,955	6,881	(3,726)
Comprehensive loss	$(122,881)	$(26,169)	$(158,156)	$(306,791)

Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of shares outstanding:	35,013,838	32,086,482	35,013,838	31,499,156

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

VGRAB COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(EXPRESSED IN US DOLLARS)

(Unaudited)

	Shares	Amount	Additional Paid-in Capital	Accumulated Comprehensive Income	Deficit	Total

Balance at October 31, 2015	30,806,661	$4,951,375	$(26,180)	$46,447	$(5,253,631)	$(281,989)

Common stock issued as finders' fee	500,000	80,000	-	-	-	80,000
Common stock issued for debt	3,407,177	238,502	-	-	-	238,502
Common stock issued for services	300,000	28,500	-	-	-	28,500
Gain on settlement of debt with shareholder	-	-	149,273	-	-	149,273
Translation to reporting currency	-	-	-	(3,726)	-	(3,726)
Net loss	-	-	-	-	(303,065)	(303,065)
Balance at July 31, 2016	35,013,838	5,298,377	123,093	42,721	(5,556,696)	(92,505)

Translation to reporting currency	-	-	-	(4,395)	-	(4,395)
Net loss	-	-	-	-	(19,176)	(19,176)
Balance at October 31, 2016	35,013,838	5,298,377	123,093	38,326	(5,575,872)	(116,076)

Translation to reporting currency	-	-	-	6,881	-	6,881
Net loss	-	-	-	-	(165,037)	(165,037)
Balance at July 31, 2017	35,013,838	$5,298,377	$123,093	$45,207	$(5,740,909)	$(274,232)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

VGRAB COMMUNICATIONS INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

(Unaudited)

	Nine Months Ended July 31,
	2017	2016

Cash flow used in in operating activities
Net loss	$(165,037)	$(303,065)
Adjustments to reconcile net loss to net cash used in operating activities
Accrued interest	3	241
Consulting fees, non-cash	-	28,500
Finder's fees, non-cash	-	79,167
Gain on debt conversion	-	(20,611)
Foreign exchange	11,590	-

Changes in operating assets and liabilities
GST recoverable	724	230
Prepaids	(4,278)	(3,780)
Accounts payable	128,617	(7,273)
Accrued liabilities	(6,388)	(1,524)
Due to related parties	728	150,000
Net cash used in operating activities	(34,041)	(78,115)

Cash flows provided by financing activities
Loan payable to related party	10,000	-
Loans payable	-	126,527
Net cash provided by financing activities	10,000	126,527

Effect of exchange rate changes on cash	545	2,146

Net increase (decrease) in cash	(23,496)	50,558

Cash, beginning	37,055	3,751

Cash, ending	$13,559	$54,309

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

VGRAB COMMUNICATIONS INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JULY 31, 2017

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

Basis of Presentation

The unaudited interim consolidated financial statements of the Company are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended October 31, 2016, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements for the year ended October 31, 2016 included in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine months ended July 31, 2017, are not necessarily indicative of the results that may be expected for the year ending October 31, 2017.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

The following amounts were due to related parties as at:

	July 31, 2017	October 31, 2016

Due to a major shareholder for payments made on behalf of the Company (a)	$728	$--
Note payable to a major shareholder (b)	10,003	--
Due to a former director (a)	39	36
Total due to related parties	$10,770	$36

(a) Amounts are unsecured, due on demand and bear no interest.

(b) Amount is unsecured, due on demand and bears interest at 4%.

NOTE 4 - SUBSEQUENT EVENT

Subsequent to July 31, 2017, the Company received $10,000 under a loan agreement with its major shareholder. The loan bears interest at 4% per annum compounded monthly, is unsecured, non-convertible and payable on demand.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q filed by Vgrab Communications Inc. contains forward-looking statements. These are statements regarding financial and operating performance and results and other statements that are not historical facts. The words “expect,” “project,” “estimate,” “believe,” “anticipate,” “intend,” “plan,” “forecast,” and similar expressions are intended to identify forward-looking statements. Certain important risks could cause results to differ materially from those anticipated by some of the forward-looking statements. These risks include, among other things: general economic conditions; our ability to raise enough money to continue our operations; changes in regulatory requirements that may adversely affect our business; customer acceptance of our proprietary software application; and other risks and uncertainties as set forth in “Part II - Item 1A - Risk Factors”.

Forward-looking statements are based on a number of material factors and assumptions, including, but not limited to: the economic conditions will continue to show modest improvement in the near to medium future, no material change to competitive environment, we will be able to access sufficient qualified staff and there will be no material changes to the tax and other regulatory requirements governing us. While we consider these assumptions as reasonable, based on information currently available to us, these assumptions may prove to be incorrect. Actual results may vary from such forward-looking information for a variety of reasons, including but not limited to risks and uncertainties disclosed in the section titled "Part II - Item 1A - Risk Factors.”

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

On February 10, 2015, we completed an acquisition of the Vgrab software application (the “Vgrab Application”) pursuant to the terms of a software purchase agreement dated January 8, 2015, (the “Software Purchase Agreement”) between us and Hampshire Capital Limited (“Hampshire”). The Vgrab Application is a free mobile voucher application developed for smartphones using the Android and Apple iOS operating systems and allows users to redeem vouchers on their smartphones at a number of retailers and merchants.

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

During the period covered by this Quarterly Report of Form 10-Q, our Subsidiary started working on expanding its online platform presence in order to attract more interest, create localized websites to promote local merchants, and recruit local users. In August of 2017, Vgrab International completed its first phase of website overhaul while adding several new features including directory and focus-advertising services via social media.

On August 14, 2017, our board of directors unanimously resolved to fix the number of directors of the Company at four and appointed Mr. See-Ming Ong and Ms. Chen Weijie as directors to fill the vacancies created by the increase in the number of directors. In addition, the board of directors appointed Ms. Chen Weijie our Chief Operating Officer.

Summary of Financial Condition

	July 31, 2017	October 31, 2016
Working capital deficit	$(274,232)	$(116,076)
Current assets	$22,858	$42,196
Total liabilities	$297,090	$158,272
Common stock and additional paid in capital	$5,421,470	$5,421,470
Deficit	$(5,740,909)	$(5,575,872)
Accumulated other comprehensive income	$45,207	$38,326

Results of Operation

Our operating results for the three and nine months ended July 31, 2017 and 2016 and the changes in the operating results between those periods are summarized in the table below.

Three and Nine Months Summary

	Three Months Ended July 31,		Percentage Increase /	Nine Months Ended July 31,		Percentage Increase /
	2017	2016	(Decrease)	2017	2016	(Decrease)
Operating expenses	$(125,792)	$ (53,735)	134%	$(165,037)	$(244,509)	(33)%
Finder’s fee	-	-	n/a	-	(79,167)	(100)%
Gain on debt conversion	-	20,611	(100)%	-	20,611	(100)%
Net loss	(125,792)	(33,124)	280%	(165,037)	(303,065)	(46)%
Translation to reporting currency	2,911	6,955	(58)%	6,881	(3,726)	(285)%
Comprehensive loss	$(122,881)	$(26,169)	370%	$(158,156)	$(306,791)	(48)%

Revenue

During the three and nine-month periods ended July 31, 2017 and 2016 we did not have any revenue generating operations and we can provide no assurances that we will be able to generate enough cash flow from our operations to support our ongoing operations.

Operating Expenses

Our operating expenses for the three and nine-month period ended July 31, 2017 and 2016 consisted of the following:

	Three Months Ended July 31,		Percentage Increase/	Nine Months Ended July 31,		Percentage Increase/
	2017	2016	(Decrease)	2017	2016	(Decrease)
Operating expenses:
Accounting	$ 3,254	$ 2,640	23%	$ 8,420	$ 9,465	(11)%
General and administrative expenses	27,074	43,558	(38)%	47,279	63,178	(25)%
Professional fees	1,711	2,496	(31)%	4,718	9,202	(49)%
Regulatory and filing	3,753	5,041	(26)%	14,620	12,664	15%
Software development	90,000	-	n/a	90,000	150,000	(40)%
Total	$ 125,792	$ 53,735	134%	$ 165,037	$244,509	(33)%

During the three-month period ended July 31, 2017, our operating expenses increased by $72,057 or 134% from $53,735, for the three months ended July 31, 2016, to $125,792 for the three months ended July 31, 2017. The most significant change in our operating expenses was associated with the increase in our software development costs of $90,000. This increase was in part offset by decreases in general and administrative expenses of $16,484 or 38%, professional fees of $785 or 31%, and regulatory and filing expenses of $1,288, or 26%.

Year-to-date, our operating expenses decreased by $79,472 or 33% from $244,509 we incurred during the nine-month period ended July 31, 2016, to $165,037 we incurred during the nine-month period ended July 31, 2017. The most significant change in our operating expenses was associated with reduction in our software development costs of $60,000, followed by decreases in general and administrative fees of $15,899 or 25%, professional fees of $4,484 or 49% and accounting fees of $1,045 or 11%. These decreases were in part offset by an increase in regulatory fees of $1,956, or 15%.

Other Items

During the nine-month period ended July 31, 2016, we recorded $79,167 as finder’s fee, being a fair value of the 500,000 common shares we issued to Rain Communications Inc., a company controlled by Mr. Ralph Biggar our shareholder, and former director and officer. The shares were issued as finder’s fee for introducing us to Hampshire Capital Limited, the Vendor of the Vgrab Application. The share issuance was completed pursuant to the provisions of Regulation S of the Securities Act. We did not have similar transactions during the nine-month period ended July 31, 2017.

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

Based upon our current plans, we expect to incur operating losses in future periods. At July 31, 2017, we had a working capital deficit of $274,232 and accumulated losses of $5,740,909 since inception. These factors raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we will be able to generate significant revenues in the future. These unaudited interim consolidated financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern. Therefore, we may be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

Working Capital

	At July 31, 2017	At October 31, 2016
Current assets	$22,858	$42,196
Current liabilities	(297,090)	(158,272)
Working capital deficit	$(274,232)	$(116,076)

During the nine-month period ended July 31, 2017, our working capital deficit increased by $158,156, from $116,076 at October 31, 2016, to $274,232 at July 31, 2017. The increase in working capital deficit was primarily related to the decrease in our cash balances of $23,496, which was in part offset by increase in our prepaid regulatory expenses from $3,582 we recorded at October 31, 2016, to $8,395 we recorded at July 31, 2017.  Our accounts payable increased by $134,244 due to lack of cash to pay outstanding payables, and were in part offset by decrease in accrued liabilities of $6,160.

Cash Flows

	Nine Months Ended July 31, 2017,
	2017	2016
Net cash used in operating activities	$(34,041)	$(78,115)
Net cash provided by financing activities	10,000	126,527
Effects of foreign currency exchange	545	2,146
Net increase (decrease) in cash	$(23,496)	$50,558

Net cash used in operating activities

During the nine-month period ended July 31, 2017, we used $34,041 to support our operating activities. This cash was used to cover our cash operating expenses of $153,444, increase our prepaid expenses by $4,278, and to decreases our accrued liabilities by $6,388. These uses of cash were offset by increases in our accounts payable and amounts due to related parties of $128,617 and $728, respectively, and by decrease to our GST recoverable of $724.

During the nine months ended July 31, 2016, we used $78,115 to support our operating activities. This cash was used to cover our cash operating expenses of $215,768, increase our prepaid expenses by $3,780, and to decreases our accounts payable and accrued liabilities by $7,273 and $1,524, respectively. These uses of cash were offset by a decrease in our GST recoverable of $230 and an increase in amounts due to a related party of $150,000. The increase in due to the related party was associated with the continued development of the Vgrab Applications, the Vmore Platform, and the Vgrab.com website. During the nine-month period ended July 31, 2016, we converted this amount into shares of our common stock, as part of the debt settlement agreement between Hampshire Infotech and the Company.

Non-cash operating activities

During the nine months ended July 31, 2017, we recorded $11,590 in unrealized foreign exchange, which resulted from fluctuation of the US Dollar in relation to Canadian dollar, the functional currency of our parent company.

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

Net cash provided by financing activities

During the nine months ended July 31, 2017, we received $10,000 on account of the loan agreement with Hampshire Avenue. The loan bears interest at 4% per annum, is unsecured and payable on demand.

During the nine months ended July 31, 2016, we received $14,027 (CAD$21,000) and $12,500 on account of the loan agreements with Hampshire Avenue. The loans bore interest at 4% per annum, were unsecured and payable on demand. These loans were converted to shares of our common stock as part of the debt settlement agreement with Hampshire Infotech Sdn. During the same period we received $100,000 in exchange for a non-interest bearing note payable to an unrelated party.

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

As of July 31, 2017, we had cash on hand of $13,559 and working capital deficit of $274,232, which raises substantial doubt about our continuation as a going concern. We plan to mitigate our losses in future years by controlling our operating expenses and actively seeking new distribution channels for our Vgrab Applications. We cannot provide assurance that we will be successful in generating additional capital to support our development. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

At July 31, 2017, we had $13,559 in cash on deposit with a large chartered Canadian bank, of which $3,520 was insured.  As part of our cash management process, we perform periodic evaluations of the relative credit standing of this financial institution.  We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended July 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

We incorporate by reference the Risk Factors included as Item 1A of our Annual Report on Form 10-K we filed with the Securities and Exchange Commission on January 30, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

The following table sets out the exhibits either filed herewith or incorporated by reference.

Exhibit	Description
3.1	Notice of Articles.(1)
3.2	Articles.(1)
3.3	Certificate of Continuation.(2)
3.4	Certificate of Change of Name dated January 6, 2014.(4)
3.5	Certificate of Change of Name dated February 11, 2015.(5)
10.1	Service Agreement between Vgrab International Ltd. and Hampshire Infotech SDN BHD dated July 12, 2015. (6)
10.2	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated January 19, 2016. (6)
10.3	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated February 4, 2016. (6)
10.4	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated February 5, 2016. (7)
10.5	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated April 12, 2016. (7)
10.6	Debt Settlement Agreement between Hampshire Infotech SDN. and VGrab Communications Inc. dated July 11, 2016.(8)
10.7	Debt Settlement Agreement between Lim Chin Yang and VGrab Communications Inc. dated July 11, 2016. (8)
10.8	Release Agreement between Nelson Da Silva and VGrab Communications Inc. dated July 19, 2016. (9)
10.9	Loan Agreement between BSmart Technology Limited and VGrab Communications Inc. dated July 12, 2016.
10.10	Loan Agreement between Hampshire Avenue Sdn Bhd. and VGrab Communications Inc. dated July 25, 2017.
16.1	Code of Ethics. (3)

Exhibit	Description
31	Certification pursuant to Rule 13a-14(a) and 15d-14(a).
32	Certification pursuant to Section 1350 of Title 18 of the United States Code.
99.1	Audit Committee Charter(3)
101

The following financial statements from the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2017, formatted in XBRL:

i.

Consolidated Balance Sheets at July 31, 2017 (unaudited), and October 31, 2016;

ii.

Unaudited Condensed Interim Consolidated Statements of Operations for the Three and Nine Months ended July 31, 2017 and 2016;

iii.

Unaudited Condensed Interim Consolidated Statement of Stockholders’ Deficit for the Three and Nine Months Ended July 31, 2017;

iv.

Unaudited Condensed Interim Consolidated Statements of Cash Flows for the Three and Nine Months ended July 31, 2017 and 2016.

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

Dated:  September 15, 2017

VGRAB COMMUNICATIONS INC.

By:	/s/ Jacek (Jack) P. Skurtys
Jacek (Jack) P. Skurtys, Chief Executive Officer, Chief Financial Officer and President (Principal Accounting Officer)