Form 10-K
period 2017-10-31
VGRAB COMMUNICATIONS INC.
filed 2018-02-13
CIK 1551887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)	Emerging growth company [ ]

If an emerging growth company, indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of Exchange Act. [  ]

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,069,078 based on a price of $0.11, which was the last price at which our common equity was last sold as of April 28, 2017.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  The number of shares of the registrant’s common stock, without par value, outstanding as of February 9, 2018, was 35,013,838.

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

ITEM 1: BUSINESS

General

We were incorporated on August 4, 2010, under the laws of the State of Nevada under the name “SOS Link Corporation”.  On April 15, 2011, we changed our place of incorporation from the State of Nevada to the Province of British Columbia, Canada and concurrently changed our name to Venza Gold Corp.  The change from Nevada to British Columbia was approved by our shareholders on April 14, 2011.  On January 6, 2014, we changed our name to CoreComm Solutions Inc. and on February 11, 2015, we changed our name to Vgrab Communications Inc. to reflect our current business.

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

On June 24, 2015, we formed a subsidiary, Vgrab International Ltd., (the “Subsidiary”, or “Vgrab International”) under the Labuan Companies Act 1990 in Federal Territory of Labuan, Malaysia. The main focus of the Subsidiary is to continue development of the Vgrab Application and continue its market penetration in Southeast Asia.

Change in Management

On August 14, 2017, the board of directors of the Company appointed Mr. Ong, See-Ming and Ms. Chen Weijie as directors. In addition, the board of directors appointed Ms. Chen Weijie its Chief Operating Officer.

Mr. Ong, See-Ming was born in Singapore but spent his formative years in the U.K. After going to school in London and graduating from Oxford University with a degree in Oriental Studies, Mr. Ong started his banking career in the City of London. Initially, he worked as a portfolio manager, but later relocated back to Singapore and specialized in wealth management. Mr. Ong has held senior positions with Standard Chartered, Barclays and Societe Generale. He now travels extensively throughout South East Asia providing corporate advisory services to start up businesses and holds personal stakes in some of these companies.

Ms. Chen Weijie graduated from Huazhong University of Science & Technology with Master’s Degree in Software and Domain Engineering. Ms. Chen started her career in 2002 as a founder of Weijie Co. Ltd and Nuode Co. Ltd, companies specializing in marketing services. At the same time, Ms. Chen founded Tang Shan International Plastics Co. Ltd, a manufacturing company producing plastic films for greenhouse purposes. In 2011 Ms. Chen joined Hampshire Automotive Sdn Bhd, one of the subsidiaries of Hampshire Avenue Sdn Bhd, a major shareholder of Vgrab Communications Inc., as its Managing Director of Research and Development.

On December 5, 2017, the board of directors of the Company appointed Mr. Liong Fook Weng as director, Chief Financial Officer, Secretary and Treasurer of the Company. Mr. Liong replaced Ms. Chen Weijie, who resigned as director and Chief Operating Officer of the Company on December 5, 2017, and Mr. Jacek P. Skurtys, who resigned from his executive positions on December 5, 2017.

Mr. Liong Fook Weng, age 46, was born in Malaysia and received his master’s degree in Business Administration from the University of Durham, the United Kingdom, he also has his business certificate in hospitality from Michigan State University, USA. Since 1991, Mr. Liong has held many senior management positions in several publicly listed and privately owned companies within the manufacturing, and ecommerce industries. He has more than 20 years experience in managing the companies and contributing to their expansion plans through streamlining their financial strategies or corporate restructuring.

To fill the vacancy resulting from Mr. Skurtys’s resignation the Company appointed Mr. Lim, Hun Beng, as its Chief Executive Officer and President.

Mr. Skurtys continues to serve on the Company’s board of directors.

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

The Vgrab Application: The Vgrab Application is a free mobile voucher application developed for smartphones using the Android and Apple iOS operating systems and allows users to redeem vouchers on their smartphones at a number of retailers and merchants.  Users that download the app and sign up for a free Vgrab account will be provided with vouchers for discounts and other promotions on certain products and services.  Vgrab’s users will have access to an array of exclusive products and/or services that will be available for purchase using accumulated Vgrab “points” and/or through various e-commerce payment methods. The available products will be tailored - statistically - to a user’s buying preferences both in proposed variety and value range.

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

During January 2018, our new management team led by Mr. Lim Hun Beng, the Company’s President and Chief Executive Officer, together with Mr. Liong Fook Weng, the Company’s Chief Financial Officer, conducted an overall review of the Company’s strategic plans with a view to complement and enhance the current and new business plans and goals.

The management decided that the Company will retain its current core business strategies which comprise Vgrab and Vmore marketing and advertising platforms; in addition, the new management team sees an opportunity to add several additional business units which will allow expanding the current business platforms, directly or through strategic partnerships, to new markets. Some of the markets that the Company is considering are healthy lifestyles and ecommerce, as well as geographical expansion to South East Asia and China.  The development of the new business strategies will begin in the second quarter of our Fiscal 2018.

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

Additional funding will be required in order to start strategic expansion of the current business platforms in accordance with the new strategic plan and the goals introduced by our new Management team.

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

Dependence on Major Customers

We do not have major customers.

Research and Development

During the fiscal year ended October 31, 2017, we incurred $180,000 (2016 - $150,000) on development of Vgrab application, software and online merchant platforms.

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

We have determined there is substantial doubt about our ability to continue as a going concern; as a result we could have difficulty finding additional financing.

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

Because our largest shareholder, Hampshire Avenue SDN. BHD. (“Hampshire Avenue”) controls over 66% of our outstanding common stock, investors may find that corporate decisions influenced by Hampshire are inconsistent with the best interests of other stockholders.

Hampshire Capital Limited controls 57% of the issued and outstanding shares of our common stock and Hampshire Infotech Sdn. controls 9% of the issued and outstanding shares of our common stock. Hampshire Avenue is a parent company of Hampshire and Hampshire Infotech and, accordingly, beneficially controls 66% or our common stock (for greater clarity, Hampshire Avenue and its subsidiaries are referred to in this Form 10-K as “Hampshire Group”). In accordance with our Articles of Incorporation and Bylaws, Hampshire Group is able to control who is elected to our board of directors and thus could act, or could have the power to act, as our management.

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

The JOBS Act allows us to postpone the date by which we must comply with certain laws and regulations and reduces the amount of information provided in reports filed with the SEC. We cannot be certain if the reduced disclosure requirements applicable to “emerging growth companies” may make our common stock less attractive to investors.

We are and we will remain an "emerging growth company" until the earliest of (i) the last day of the fiscal year during which our total annual revenues equal or exceed $1 billion (subject to adjustment for inflation), (ii) the last day of the fiscal year following the fifth anniversary of our initial public offering, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities, or (iv) the date on which we are deemed a "large accelerated filer" (with at least $700 million in public float) under the Exchange Act. For so long as we remain an "emerging growth company" as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" as described in further detail in the risk factors below. There may be a situation where investors may find our common stock less attractive because we rely on some or all of these exemptions. If some investors find our common stock less attractive as a result, we may experience decreased trading market for our common stock making our stock price more volatile. Since we avail ourselves of certain exemptions from various reporting requirements, our reduced disclosure may make it more difficult for investors and securities analysts to evaluate us and may result in less investor confidence.

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

The JOBS Act also allows our company to postpone the date by which we must comply with certain laws and regulations intended to protect investors and to reduce the amount of information provided in reports filed with the SEC.

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

We have been implementing all of the reduced regulatory and reporting requirements that are available to the Company under the JOBS Act. We have elected not to opt out of the extension of time to comply with new or revised financial accounting standards available under Section 102(b)(1) of the JOBS Act. Among other things, this means that our independent registered public accounting firm is not required to provide an attestation report on the effectiveness of our internal control over financial reporting so long as we qualify as an “emerging growth company”, which may increase the risk that weaknesses or deficiencies in the internal control over financial reporting go undetected. Likewise, so long as we qualify as an “emerging growth company”, we may elect not to provide certain information, including certain financial information and certain information regarding compensation of executive officers, which would otherwise have been required to be provided in filings with the SEC, which may make it more difficult for investors and securities analysts to evaluate us. As a result, investor confidence in our company and the market price of our common stock may be adversely affected.

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

Because majority of our directors are not independent they can make and control corporate decisions that may be disadvantageous to other common shareholders.

Our shares of common stock are listed on OTC Markets inter-dealer quotation system, which does not have director independence requirements. For the purpose of determining director independence, we have adopted the independence requirements of Canadian National Instrument 52-110 - Audit Committees (“NI 52-110”) as we are an OTC reporting issuer in the province of British Columbia. NI 52-110 recommends that the Board of Directors of a public company be constituted with a majority of individuals who qualify as “independent” directors. An “independent” director is a director who has no direct or indirect material relationship with us. A material relationship is a relationship, which could, in the view of the Board of Directors, reasonably interfere with the exercise of a director’s independent judgment. Only one of our current directors, Mr. Ong, See-Ming can be considered independent.  Lim Hun Beng is not an independent director because of his controlling position with Hampshire Avenue, our majority shareholder. Jacek (Jack) Skurtys is not an independent director because of his former position as CEO, CFO and President of the Company. Mr. Liong Fook Weng is not an independent director because of his current position as CFO and Secretary of the Company.

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

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.

Our common stock commenced trading on OTC Markets inter-dealer quotation system under the symbol VZAGF on March 8, 2013. On January 8, 2014, we changed our name to CoreComm Solutions Inc. and our stock symbol changed to COCMF; on February 11, 2015, we changed our name to Vgrab Communications Inc. and our stock symbol changed to VGRBF effective February 13, 2015.

The table below gives the high and low bid information for each fiscal quarter for the last two fiscal years. The bid information was obtained from OTC Markets Group Inc. and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Table 1: High and low bids

	High	Low
Fiscal quarters ended:
October 31, 2017	$0.148	$0.03
July 31, 2017	$0.12	$0.05
April 30, 2017	$0.14	$0.05
January 31, 2017	$0.05	$0.025
October 31, 2016	$0.14	$0.04
July 31, 2016	$0.14	$0.05
April 30, 2016	$0.17	$0.07
January 31, 2016	$0.16	$0.09

Holders

As of February 9, 2018, we had 38 shareholders of record according to a shareholders’ list provided by our transfer agent. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name. Our transfer agent is Empire Stock Transfer with an address at 1859 Whitney Mesa Dr. Henderson, Nevada, 89014 and their phone number is 702-818-5898.

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

Recent Sales of Unregistered Securities

Not applicable

ITEM 6: SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary of financial condition

Table 2: Comparison of financial condition

	October 31, 2017	October 31, 2016
Working capital deficit	$(392,986)	$(116,076)
Current assets	$19,988	$42,196
Total liabilities	$412,974	$158,272
Common stock and additional paid in capital	$5,421,470	$5,421,470
Deficit	$(5,865,739)	$(5,575,872)
Accumulated other comprehensive income	$51,283	$38,326

Results of operations

YEARS ENDED OCTOBER 31, 2017 AND 2016

Our operating results for the years ended October 31, 2017 and 2016 and the changes in our operating results between them are summarized in the table 3 below.

Table 3: Summary

	Year ended October 31,		Percentage increase /
	2017	2016	(decrease)
Operating expenses	$(273,695)	$(268,610)	2%
Finder’s fee	-	(80,000)	(100)%
Foreign exchange	(15,922)	5,999	(365)%
Gain on debt conversion	-	20,611	(100)%
Interest	(250)	(241)	4%
Net loss	(289,867)	(322,241)	(10)%
Translation to reporting currency	12,957	(8,121)	260%
Comprehensive loss	$(276,910)	$(330,362)	(16)%

Revenue

During the years ended October 31, 2017 and 2016 we did not have any revenue generating operations.  We are presently in the early development stage of our operations, with our main business goal being software application development, marketing and distribution. We can provide no assurances that we will be able to generate enough cash flow from our operations to support our ongoing operations.

Operating Expenses

Our operating expenses for the years ended October 31, 2017 and 2016 consisted of the following:

Table 4: Changes in operating expenses

	Year ended October 31,		Percentage increase /
	2017	2016	(decrease)
Operating expenses:
Accounting	$16,734	$17,805	(6)%
General and administrative expenses	47,677	74,928	(36)%
Professional fees	8,013	9,899	(19)%
Regulatory and filing	21,271	15,978	33%
Research and development	180,000	150,000	20%
	$(273,695)	$(268,610)	2%

Our operating expenses increased by $5,085, or 2%, from $268,610 for the year ended October 31, 2016 to $273,695 for the year ended October 31, 2017. The most significant change in our operating expenses was associated with increased research and development costs of $30,000 (from $150,000 during the year ended October 31, 2016 to $180,000 during the year ended October 31, 2017), followed by increase in regulatory and filing fees of $5,293 or 33% (from $15,978 in our Fiscal 2016 to $21,271 we incurred in our Fiscal 2017). These increases were in part offset by decreased general and administrative fees of $47,677 (2016 - $74,928), accounting fees of $16,734 (2016 - $17,805), and professional fees of $8,013 ($2016 - $9,899).

Other Items

During the year ended October 31, 2016, we recorded $80,000, being a fair value of 500,000 common shares we issued to a company controlled by Mr. Ralph Biggar our shareholder, and former director and officer.

On July 11, 2016, we reached an agreement to convert $49,467 we owed to a third party into 412,226 restricted common shares of the Company at a deemed price of $0.12 per share. At the time of the conversion, the fair market value of our common shares was $0.07 per share, which resulted in a gain of $20,611 on conversion of debt.

During the year ended October 31, 2017, we recorded $15,922 in realized foreign exchange losses associated with the fluctuation in foreign exchange between the US and Canadian currencies. In our Fiscal 2016, we recorded $5,999 in realized foreign exchange gains associated with the fluctuation in foreign exchange between the US and Canadian currencies.

During the year ended October 31, 2017, we recorded $250 in interest associated with our liabilities under the notes payable we issued to our major shareholder. During the comparative year ended October 31, 2016, we recorded $241 in interest associated with our liabilities under the notes payable we issued to our major shareholder.

Translation to Reporting Currency

Changes in translation to reporting currency result from a difference between our functional currency, being the Canadian dollar, and reporting currency, being the United States dollar, and are caused by fluctuation in foreign exchange between the two currencies as well as different accounting treatments between various financial instruments.

Liquidity

GOING CONCERN

The audited consolidated financial statements included in this Annual Report have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. We have not generated any revenues from operations since inception, have never paid any dividends and are unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. Our continuation as a going concern depends upon the continued financial support of our shareholders and management, our ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. Based upon our current plans, we expect to incur operating losses in future periods. At October 31, 2017, we had a working capital deficit of $392,986 and accumulated losses of $5,865,739 since inception. These factors raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we will be able to generate significant revenues in the future. The consolidated financial statements included with this Annual Report on Form 10-K do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern. Therefore, we may be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

INTERNAL AND EXTERNAL SOURCES OF LIQUIDITY

Table 5: Working Capital

	At October 31, 2017	At October 31, 2017
Current assets	$19,988	$42,196
Current liabilities	(412,974)	(158,272)
Working capital deficit	$(392,986)	$(116,076)

During the year ended October 31, 2017, our working capital deficit increased by $276,910, from $116,076 at October 31, 2016 to $392,986 at October 31, 2017. The increase in working capital deficit was primarily related to the increase in accounts payable for software development costs as well as amounts due to related parties.

Table 6: Cash Flows

	At October 31, 2017	At October 31, 2016
Net cash used in operating activities	$(57,581)	$(87,983)
Net cash provided by financing activities	35,841	126,527
Effect of exchange rate changes on cash	572	(5,240)
Net increase (decrease) in cash	$(21,168)	$33,304

Net cash used in operating activities. During the year ended October 31, 2017, we used $57,581 to support our operating activities. This cash was used to cover our cash operating expenses of $273,228. This use of cash was offset by decreases in GST recoverable and prepaid expenses of $791 and $404, respectively, and by increases in accounts payable and accrued liabilities of $213,724, and amounts due to related parties of $728.

During the year ended October 31, 2016, we used $87,983 to support our operating activities. This cash was used to cover our cash operating expenses of $234,111, to increase our GST recoverable and prepaid expenses by $621 and $1,888, respectively, and to reduce our accounts payable and accrued liabilities by $1,363. These uses of cash were offset by increased amounts due to related parties of $150,000.

Non-cash operating activities. During the year ended October 31, 2017, we recorded $16,389 in foreign exchange fluctuation between the US and Canadian currencies.

During the year ended October 31, 2016, we issued 500,000 shares of our common stock to a consultant for introducing us to Hampshire Capital Limited, the Vendor of the Vgrab Application. The fair value of these shares was determined to be $80,000 and was recorded as finder’s fees. During the same period we issued 300,000 shares of our common stock to our director as part of his resignation package. The shares were valued at $28,500 and were recorded as non-cash consulting fees. In addition, we recorded $20,611 gain on conversion of debt to an arms length party, when we settled $49,467 with 412,226 shares of our common stock with a fair market value of $28,856.

Net cash provided by financing activities. During the year ended October 31, 2017, we received $35,841 as proceeds from the loan agreements with Hampshire Avenue SDN BHD, a parent company of Hampshire Group. The loans bear interest at 4% per annum, are unsecured and payable on demand.

During the year ended October 31, 2016, we received $26,527 as proceeds from the loan agreements with Hampshire Avenue SDN BHD, a parent company of Hampshire Group. The loans bore interest at 4% per annum, were unsecured and payable on demand. These loans were converted to shares of our common stock as part of the debt settlement agreement with Hampshire Infotech Sdn. During the same period we received $100,000 in exchange for a non-interest bearing note payable to an unrelated party.

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

As of October 31, 2017, we had cash on hand of $15,887 and working capital deficit of $392,986, which raises substantial doubt about our continuation as a going concern. We plan to mitigate our losses in future years by controlling our operating expenses and actively seeking new distribution channels for our Vgrab Applications. We cannot provide assurance that we will be successful in generating additional capital to support our development. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Contingencies and Commitments

We had no contingencies at October 31, 2017.

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

Our significant accounting policies are disclosed in the notes to the audited consolidated financial statements for the year ended October 31, 2017 The following accounting policies have been determined by our management to be the most important to the portrayal of our financial condition and results of operation:

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

Foreign exchange gains and losses on the settlement of foreign currency transactions are included in foreign exchange expense. Except for translations of intercompany balances, all translations of monetary balances to the functional currency at the year end exchange rate are included in foreign exchange expense. The translations of intercompany balances to the functional currency at the year end exchange rate are included in accumulated other comprehensive income or loss.

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

At October 31, 2017, we had $15,887 in cash on deposit with a large chartered Canadian bank, of which $15,145 was insured.  As part of our cash management process, we perform periodic evaluations of the relative credit standing of this financial institution.  We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of VGrab Communications Inc.

We have audited the accompanying consolidated balance sheets of VGrab Communications Inc. (the “Company”) as at October 31, 2017 and 2016 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, based on our audits, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at October 31, 2017 and 2016 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DMCL LLP

DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED PROFESSIONAL ACCOUNTANTS

Vancouver, Canada

February 12, 2018

An independent firm associated with Moore Stephens International Limited MOORE STEPHENS

VGRAB COMMUNICATIONS INC.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	October 31, 2017	October 31, 2016

ASSETS

Current assets
Cash	$15,887	$37,055
GST recoverable	798	1,559
Prepaids	3,303	3,582
Total assets	$19,988	$42,196

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$265,251	$49,621
Accrued liabilities	10,239	8,615
Due to related parties	37,484	36
Loan payable	100,000	100,000
Total liabilities	412,974	158,272

Stockholders' deficit
Common stock, no par value, unlimited number authorized, 35,013,838 issued and outstanding at October 31, 2017 and 2016	5,298,377	5,298,377
Additional paid in capital	123,093	123,093
Accumulated other comprehensive income	51,283	38,326
Deficit	(5,865,739)	(5,575,872)
Total stockholders' deficit	(392,986)	(116,076)
Total liabilities and stockholders' deficit	$19,988	$42,196

The accompanying notes are an integral part of these consolidated financial statements

VGRAB COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

	Years Ended October 31,
	2017	2016

Operating expenses
Accounting	$16,734	$17,805
General and administrative expenses	47,677	74,928
Professional fees	8,013	9,899
Regulatory and filing	21,271	15,978
Research and development	180,000	150,000
	(273,695)	(268,610)
Other items
Finder's fee	-	(80,000)
Foreign exchange	(15,922)	5,999
Gain on debt conversion	-	20,611
Interest	(250)	(241)
Net loss	(289,867)	(322,241)

Translation to reporting currency	12,957	(8,121)
Comprehensive loss	$(276,910)	$(330,362)

Loss per share - basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding:	35,013,838	32,319,137

The accompanying notes are an integral part of these consolidated financial statements

VGRAB COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(EXPRESSED IN US DOLLARS)

				Accumulated
			Additional	Other
	Share Capital		Paid-in	Comprehensive
	Shares	Amount	Capital	Income	Deficit	Total

Balance at October 31, 2015	30,806,661	$4,951,375	$(26,180)	$46,447	$(5,253,631)	$(281,989)

Common stock issued as finders' fee	500,000	80,000	-	-	-	80,000
Common stock issued for debt	3,407,177	238,502	149,273	-	-	387,775
Common stock issued for services	300,000	28,500	-	-	-	28,500
Translation to reporting currency	-	-	-	(8,121)	-	(8,121)
Net loss	-	-	-	-	(322,241)	(322,241)
Balance at October 31, 2016	35,013,838	5,298,377	123,093	38,326	(5,575,872)	(116,076)

Translation to reporting currency	-	-	-	12,957	-	12,957
Net loss	-	-	-	-	(289,867)	(289,867)
Balance at October 31, 2017	35,013,838	$5,298,377	$123,093	$51,283	$(5,865,739)	$(392,986)

The accompanying notes are an integral part of these consolidated financial statements

VGRAB COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

	Years Ended October 31,
	2017	2016

Cash flow used in in operating activities
Net loss	$(289,867)	$(322,241)

Accrued interest	250	241
Consulting fees, non-cash	-	28,500
Finder's fees, non-cash	-	80,000
Gain on debt conversion	-	(20,611)
Foreign exchange	16,389	-

Changes in operating assets and liabilities
GST recoverable	791	(621)
Prepaids	404	(1,888)
Accounts payable	213,724	(1,363)
Due to related parties	728	150,000
Net cash used in operating activities	(57,581)	(87,983)

Cash flows provided by financing activities
Loans payable to related party	35,841	26,527
Loans payable	-	100,000
Net cash provided by financing activities	35,841	126,527

Effect of exchange rate changes on cash	572	(5,240)

Net increase (decrease) in cash	(21,168)	33,304

Cash, beginning	37,055	3,751

Cash, ending	$15,887	$37,055
Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash financing activity:
Shares issued for debt	$-	$387,775

The accompanying notes are an integral part of these consolidated financial statements

VGRAB COMMUNICATIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2017

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

On June 24, 2015, the Company formed a subsidiary, Vgrab International Ltd., (“Subsidiary”) under the Labuan Companies Act 1990 in Federal Territory of Labuan, Malaysia.

The Company’s consolidated financial statements are prepared on a going concern basis in accordance with US generally accepted accounting principles (“GAAP”) which contemplate the realization of assets and discharge of liabilities and commitments in the normal course of business. The Company has not generated operating revenues to date, and has accumulated losses of $5,865,739 since inception.  The Company has funded its operations through the issuance of capital stock and debt.  Management plans to raise additional funds through equity and/or debt financings.  There is no certainty that further funding will be available as needed.  These factors raise substantial doubt about the ability of the Company to continue operating as a going concern.  The Company’s ability to continue its operations as a going concern, realize the carrying value of its assets, and discharge its liabilities in the normal course of business is dependent upon its ability to raise new capital sufficient to fund its commitments and ongoing losses, and ultimately on generating profitable operations.

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

Principles of Consolidation

The audited consolidated financial statements include the accounts of the Company and its Subsidiary. On consolidation, all intercompany balances and transactions are eliminated.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts payable and accrued liabilities as well as amounts due to related parties and loans payable. The carrying value of these financial instruments approximates their fair value based on their short-term nature. The Company is not exposed to significant interest, exchange or credit risk arising from these financial instruments.

The fair value hierarchy under US GAAP is based on the following three levels of inputs, of which the first two are considered observable and the last unobservable:

Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2: Observable inputs other than Level I, quoted prices for similar assets or liabilities in active prices whose inputs are observable or whose significant value drivers are observable; and;

Level 3: Assets and liabilities whose significant value drivers are unobservable by little or no market activity and that are significant to the fair value of the assets or liabilities.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment).  There were no assets or liabilities measured at fair value on a nonrecurring basis during the periods ended October 31, 2017 and 2016.

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

Foreign exchange gains and losses on the settlement of foreign currency transactions are included in foreign exchange expense. Except for translations of intercompany balances, all translations of monetary balances to the functional currency at the year end exchange rate are included in foreign exchange expense. The translations of intercompany balances to the functional currency at the year end exchange rate are included in accumulated other comprehensive income or loss.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

The following amounts were due to related parties as at:

	October 31, 2017	October 31, 2016

Due to a major shareholder for payments made on behalf of the Company (a)	$728	$--
Note payable to a major shareholder (b)	36,719	--
Due to a former director (a)	37	36
Total due to related parties	$37,484	$36

(a) Amounts are unsecured, due on demand and bear no interest.

(b) Amount is unsecured, due on demand and bears interest at 4%.

During the year ended October 31, 2017, the Company recorded $250 (2016 - $241) in interest expense associated with its liabilities under the notes payable issued to the major shareholder.

During the year ended October 31, 2016, the Company received $14,027 (CAD$21,000) and $12,500 in exchange for the notes payable to Hampshire Avenue SDN BHD, a parent company of Hampshire Capital Limited and Hampshire Infotech. The loans bore interest at 4% per annum, were unsecured and payable on demand.

On July 11, 2016, the Company reached an agreement with Hampshire Infotech to convert $358,919 owed to Hampshire Group of companies into 2,994,951 restricted common shares of the Company at a deemed price of $0.12 per share. At the time of the conversion, the fair market value of the Company’s common shares was $0.07 per share. The conversion resulted in a gain of $149,273 which was credited to Additional Paid in Capital (“APIC”).

NOTE 4 - COMMON STOCK

During the year ended October 31, 2017, the Company did not have any transactions that would have resulted in issuance of its common stock.

Share issuances during the year ended October 31, 2016

On November 24, 2015, the Company issued 500,000 shares of its common stock to Rain Communications Inc., a corporation controlled by a shareholder of the Company. The shares had a fair market value of $80,000 on issue date and were issued as finder’s fee for introducing the Company to Hampshire Capital Limited.

During the year ended October 31, 2016, the board of directors of the Company approved conversion of certain debts into shares of the Company’s common stock as follows:

Name	Amount of Indebtedness	Shares of the Common Stock Issued upon Conversion
Hampshire Infotech Sdn	$358,919	2,994,951
CY Lim	49,467	412,226
Total	$408,386	3,407,177

At the time of the conversion, the fair market value of the Company’s common shares was $0.07 per share, which resulted in a gain of $169,884.  $149,273 of the gain was credit to APIC as certain of the debt was owed to a major shareholder and $20,611 was recognized as other income on the statement of operations.

On July 19, 2016, the Company issued 300,000 shares of the Company’s common stock at $0.095 per share as fully paid and non-assessable to its former director. The full value of the shares, being $28,500, was recorded as part of consulting fees on the statement of operations.

NOTE 5 - INCOME TAXES

The Company has established a valuation allowance against its federal and state deferred tax assets due to the uncertainty surrounding the realization of such assets as evidenced by the cumulative losses from operations through October 31, 2017. Management periodically evaluates the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that deferred assets are realizable, the valuation allowance will be reduced accordingly and recorded as a tax benefit.

A reconciliation of income taxes at statutory rates is as follows:

	Year ended October 31,
	2017	2016
Loss before income taxes	$(289,867)	$(322,241)
Statutory tax rate	26%	26%
Expected recovery of income taxes	(75,000)	(84,000)
Non-deductible expenses	3,000	--
Share issue costs	(4,000)	--
Effect of foreign exchange	346,000	--
Adjustment to prior year provision to statutory tax returns	942,000	--
Change in valuation allowance	(1,212,000)	84,000
	$--	$--

The Company’s tax-effected deferred income tax assets and liabilities are estimated as follows:

	Year ended October 31,
	2017	2016
Share issuance costs	$13,000	$--
Non-capital losses carried forward	228,000	1,453,000
Mineral properties	4,000	4,000
Less: Valuation allowance	(245,000)	(1,457,000)
	$--	$--

The Company has non-capital losses carried forward of approximately $875,000 which will expire from 2031 to 2037.

NOTE 6 - SUBSEQUENT EVENTS

Subsequent to October 31, 2017, the Company received $16,282 (CAD$20,605) and $10,000 under loan agreements with its major shareholder. The loans bear interest at 4% per annum compounded monthly are unsecured, non-convertible and payable on demand.

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

Report on Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of October 31, 2017.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on the assessment, our Chief Executive Officer and Chief Financial Officer determined that, as of October 31, 2017, our internal control over financial reporting was not effective due to limited segregation of duties.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the fourth quarter of the last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Table 7 contains certain information regarding our directors, executive officers and key personnel.

Table 7: Directors and officers

Name	Age	Position
Lim Hun Beng	60	Director, Chief Executive Officer, and President
Liong Fook Weng	46	Director, Chief Financial Officer Secretary and Treasurer
Ong, See-Ming	59	Director
Jacek P. Skurtys	59	Director, Former Chief Executive Officer, Chief Financial Officer and President

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

Mr. Liong Fook Weng was born in Malaysia and received his master’s degree in Business Administration from the University of Durham, the United Kingdom, he also has his business certificate in hospitality from Michigan State University, USA. Since 1991, Mr. Liong has held many senior management positions in several publicly listed and privately owned companies within the manufacturing, and ecommerce industries. He has more than 20 years experience in managing the companies and contributing to their expansion plans through streamlining their financial strategies or corporate restructuring.

Mr. Ong, See-Ming was born in Singapore but spent his formative years in the U.K. After going to school in London and graduating from Oxford University with a degree in Oriental Studies, Mr. Ong started his banking career in the City of London. Initially, he worked as a portfolio manager, but later relocated back to Singapore and specialized in wealth management. Mr. Ong has held senior positions with Standard Chartered, Barclays and Societe Generale. He now travels extensively throughout South East Asia providing corporate advisory services to start up businesses and holds personal stakes in some of these companies.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act and the rules thereunder require our officers and directors, and persons who own more than 10% of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies.  To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, the following persons have, during the fiscal year ended October 31, 2017, failed to file, on a timely basis, the reports required by Section 16(a) of the Exchange Act:

•

Mr. Lim, a member of our Board of Directors was appointed as our director on July 19, 2016.  Mr. Lim filed his Form 3 reflecting his status as a director of Vgrab Communications Inc. on March 14, 2017.

•

Mr. Lim, is a beneficial owner of shares held by Hampshire Infotech Sdn.  Hampshire Infotech Sdn. And Mr. Lim were late filing Form 4 reflecting the issuance of 2,994,951 common shares of the Company on conversion of $358,919 owed to Hampshire Infotech Sdn.

•

Mr. Ong, a member of our Board of Directors was appointed as our director on August 14, 2017.  Mr. Lim has not filed his Form 3 reflecting his status as a director of Vgrab Communications Inc.

•

Ms. Chen, a former member of our Board of Directors was appointed as our director on August 14, 2017.  Ms. Chen filed her Form 3 reflecting her status as a director of Vgrab Communications Inc on September 6, 2017.

Corporate Governance

Our board of directors does not have a compensation committee or a nominating committee.  We believe this is appropriate, given the small size of our company and the stage of our development.  We have not adopted any procedures by which our security holders may recommend nominees to our board of directors and that has not changed during the last fiscal year.

Our audit committee consists of Liong Fook Weng, the Company’s CFO and a director, and Mr. Lim Hun Beng, the Company’s CEO, presidents and a director. None of the members of the Company’s Board of Directors qualify as an “audit committee financial expert”, as defined by Item 407 of Regulation S-K promulgated under the Securities Act and the Exchange Act. We are dependent on financial advice from external financial consulting firm, which we believe is appropriate, given the small size of our company and the stage of our development.

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

ITEM 11: EXECUTIVE COMPENSATION

Table 8 summarizes all compensation for the 2017 and 2016 fiscal years received by our Chief Executive Officer, our two most highly compensated executive officers who earned more than $100,000 and up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of the last completed fiscal year (collectively, the “Named Executive Officers”).

Table 8: Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Lim, Hun Beng(1)	2017	$0	$0	$0	$0	$0	$0	$0	$0
CEO, CFO, President and Director	2016	$0	$0	$0	$0	$0	$0	$0	$0
Jacek P. Skurtys(2)	2017	$0	$0	$0	$0	$0	$0	$0	$0
Director, Former CEO, CFO, and President	2016	$0	$0	$0	$0	$0	$0	$0	$0
Ramsom Koay(3)	2017	$0	$0	$0	$0	$0	$0	$0	$0
Former Vice President of Marketing	2016	$0	$0	$0	$0	$0	$0	$0	$0
Nelson Da Silva(4)	2017	$0	$0	$0	$0	$0	$0	$0	$0
Former Director, CEO, CFO and President	2016	$0	$0	$28,500	$0	$0	$0	$0	$28,500
Chen Weijie(5)	2017	$0	$0	$0	$0	$0	$0	$0	$0
Former Director, COO	2016	$0	$0	$0	$0	$0	$0	$0	$0

Notes:

1.

Mr. Lim was appointed as a member of our Board of Directors on July 19, 2016 and President and CEO on December 5, 2017.

2.

Mr. Skurtys was appointed as a member of our Board of Directors, President, CEO and CFO on February 10, 2015. Mr. Skurtys resigned from his positions as President, CEO and CFO on December 5, 2017.

3.

Mr. Koay was appointed as our Vice President of Marketing on October 26, 2015. Mr. Koay resigned from his position as VP of Marketing on December 5, 2017.

4.

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

5.

Ms. Chen was appointed as our Chief Operating Officer and Director on August 14, 2017. Ms. Chen resigned from her position as COO and a director on December 5, 2017.

We have not entered into any employment and/or consulting agreements with our executive officers and / or directors.

Outstanding Equity Awards at Fiscal Year End

As at October 31, 2017, we did not have any outstanding equity awards.

We have no plans that provide for the payment of retirement benefits, or benefits that will be paid primarily following retirement, including but not limited to tax-qualified defined benefit plans, supplemental executive retirement plans, tax-qualified defined contribution plans and nonqualified defined contribution plans.

We do not have a compensation committee.

DIRECTOR COMPENSATION

During the year ended October 31, 2017 Mr. Ong, See-Ming served as an independent director of the Company. We did not pay Mr. Ong any compensation for serving on our board of directors. Compensation paid to directors who were also named executive officers during our October 31, 2017 fiscal year is set out in the table above.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Table 9 presents, as of January 26, 2018, information regarding the beneficial ownership of our common stock with respect to each of our executive officers, each of our directors, each person known by us to own beneficially more than 5% of the common stock, and all of our directors and executive officers as a group.  Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power over securities.  Each individual or entity named has sole investment and voting power with respect to the shares of common stock indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted.

Table 9: Security ownership

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Shares(1)
Security Ownership, Directors and Officers

Common Shares	LIM HUN BENG	22,994,951(2)	65.67%
	21 Denai Endau 3, Seri Tanjonk Tokong	Indirect
	10470 Georgetown, Penang, Malaysia

Common Shares	JACEK P. SKURTYS	Nil	Nil
	156 Jalan Utama,	n/a
	10450 Georgetown Malaysia

Common Shares	LIONG, FOOK WENG	Nil	Nil
	No 5, Jalan 2M, Anggun 2,	n/a
	Rawang 48000, Selangor D.E, Malaysia

Common Shares	ONG, SEE-MING	150,000	0.42%
	144 Holland Road	Direct
	#07-146 Holland Court, Singapore 278576

Common Shares	All Officers and Directors as a Group	23,144,951	66.10%

Security Ownership, 5% Shareholders
Common Shares	HAMPSHIRE CAPITAL LTD.	20,000,000(2)	57.12%
	Kensington Gardens, No. U1317. Lot 7616	Direct
	Jalan Jumidar Buyong, 87000, Labuan F.T. Malaysia

Common Shares	HAMPSHIRE INFOTECH SDN	2,994,951(2)	8.55%
	Kensington Gardens, No. U1317. Lot 7616	Direct
	Jalan Jumidar Buyong,
	87000, Labuan F.T. Malaysia

Common Shares	HAMPSHIRE AVENUE SDN. BHD.	22,994,951(2)	65.67%
	Kensington Gardens, No. U1317. Lot 7616	Indirect
	Jalan Jumidar Buyong,
	87000, Labuan F.T. Malaysia

Common Shares	LIM HUN BENG	22,994,951(2)	65.67%
	21 Denai Endau 3, Seri Tanjonk Tokong	Indirect
	10470 Georgetown, Penang, Malaysia

Note:

1.

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of our shares actually outstanding on January 29, 2018.  As of January 29, 2018, there were 35,013,838 common shares issued and outstanding.

2.

Hampshire Capital Ltd (“Hampshire”) is the direct beneficial owner of 20,000,000 shares of our common stock. Hampshire Infotech Sdn (“Hampshire Infotech”) is the direct beneficial owner of 2,994,951 shares of our common stock. Hampshire Avenue Sdn. Bhd (“Hampshire Avenue”) is the parent company of Hampshire and Hampshire Infotech, and Mr. Lim, as the executive officer and director of Hampshire Avenue, are the indirect beneficial owners of our securities held directly by Hampshire and Hampshire Infotech, with shared voting and dispositive power over those securities.

Changes in Control

We are not aware of any arrangements that may result in a change in control.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

Our common shares are quoted on the OTC Markets inter-dealer quotation system, which does not have director independence requirements.  For the purpose of determining director independence, we have adopted the independence requirements of Canadian National Instrument 52-110 - Audit Committees (“NI 52-110”) as we are an OTC reporting issuer in the province of British Columbia. NI 52-110 recommends that the Board of Directors of a public company be constituted with a majority of individuals who qualify as “independent” directors. An “independent” director is a director who has no direct or indirect material relationship with us. A material relationship is a relationship, which could, in the view of the Board of Directors, reasonably interfere with the exercise of a director’s independent judgment. Mr. Ong, See-Ming qualifies as independent director. Jack P. Skurtys is not an independent director because of his prior position as CEO, CFO and President. Lim Hun Beng is not an independent director as he beneficially holds 65.67% of our common stock. Mr. Lim is also our CEO and President. Mr. Liong Fook Weng is not an independent director because of his position as CFO, Secretary and Treasurer.

As a result of our limited operating history and minimal resources, our management believes that it will have difficulty in attracting additional independent directors.  In addition, we would likely be required to obtain directors and officers insurance coverage in order to attract and retain additional independent directors.  Our management believes that the costs associated with maintaining such insurance are prohibitive at this time.

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

Hampshire Infotech SDN BHD

During the past two fiscal years and up to the date of the filing of this Annual Report on Form 10-K, we have entered into the following related party transactions with Hampshire Infotech SDN BHD, our direct shareholder controlled by Mr. Lim, which is also a member of the Hampshire Group:

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

Hampshire Avenue SDN BHD

During the past two fiscal years and up to the date of the filing of this Annual Report on Form 10-K, we have entered into the following related party transactions with Hampshire Avenue SDN BHD, a parent company of Hampshire Infotech, our direct shareholder, controlled by Mr. Lim:

•

During the year ended October 31, 2017, we received $15,841 (CAD$21,220) and $20,000 as proceeds from the loan agreements with Hampshire Avenue SDN BHD. The loans bear interest at 4% per annum, are unsecured and payable on demand.

•

During the year ended October 31, 2016, we received $14,027 (CAD$21,000) and $12,500 as proceeds from the loan agreements with Hampshire Avenue SDN BHD. The loans bore interest at 4% per annum, were unsecured and payable on demand. These loans were converted to shares of our common stock as part of the debt settlement agreement with Hampshire Infotech Sdn.

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

2017 - $28,261 - Dale Matheson Carr-Hilton Labonte LLP

2016 - $13,674 - Dale Matheson Carr-Hilton Labonte LLP

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2017 - $0 - Dale Matheson Carr-Hilton Labonte LLP

2016 - $0 - Dale Matheson Carr-Hilton Labonte LLP

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2017 - $3,824 - Dale Matheson Carr-Hilton Labonte LLP

2016 - $0 - Dale Matheson Carr-Hilton Labonte LLP

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2) and (3) was:

2017 - $0 - Dale Matheson Carr-Hilton Labonte LLP

2016 - $0 - Dale Matheson Carr-Hilton Labonte LLP

Our board of directors pre-approves all audit and permissible non-audit services provided by the independent auditors.  These services may include audit services, audit-related services, tax services and other services.

PART IV

ITEM 15: EXHIBITS

The following table sets out the exhibits either filed herewith or incorporated by reference.

Exhibit	Description
3.1	Notice of Articles.(6)
3.2	Articles.(1)
3.3	Certificate of Continuation.(2)
3.4	Certificate of Change of Name dated January 6, 2014.(6)
3.5	Certificate of Change of Name dated February 11, 2015.(8)
10.2	Property Purchase Agreement dated April 11, 2012 between the Company and Gerald Diakow.(1)
10.4	Software Purchase Agreement between the Company and Hampshire Capital Limited. dated January 8, 2015.(7)
10.5	Service Agreement between Vgrab International Ltd. and Hampshire Infotech SDN BHD dated July 12, 2015.(9)
10.6	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated January 19, 2016. (9)
10.7	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated February 4, 2016.(9)
10.8	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated February 5, 2016.(10)
10.9	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated April 12, 2016.(10)
10.10	Release Agreement between Nelson Da Silva and Vgrab Communications Inc. dated July 19, 2016.(11)
10.11	Debt Settlement Agreement between Hampshire Infotech SDN. and Vgrab Communications Inc. dated July 11, 2016.(12)
10.12	Debt Settlement Agreement between Lim Chin Yang and Vgrab Communications Inc. dated July 11, 2016.(12)
10.13	Loan Agreement between BSmart Technology Limited and Vgrab Communications Inc. dated July 12, 2016.(13)
10.14	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated July 25, 2017.
10.15	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated August 8, 2017.
10.16	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated September 15, 2017.
10.17	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated October 6, 2017.
10.18	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated December 13, 2017.
16.1	Code of Ethics.(3)
21.1	List of Subsidiaries.
31.1	Certification of CEO pursuant to Rule 13a-14(a) and 15d-14(a).
31.2	Certification of CFO pursuant to Rule 13a-14(a) and 15d-14(a).
32.1	Certification of CEO pursuant to Section 1350 of Title 18 of the United States Code.
32.2	Certification of CFO pursuant to Section 1350 of Title 18 of the United States Code.
99.1	Audit Committee Charter(3)
101

The following consolidated financial statements from the registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2017, formatted in XBRL:

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

(10)

Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed on September 14, 2016.

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

Dated: February 13, 2018

VGRAB COMMUNICATIONS INC.

By:	/s/ Lim Hun Beng
Lim Hun Beng Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

Signature	Title	Date

/s/ Lim Hun Beng Lim Hun Beng	Chief Executive Officer, (Principal Executive Officer), President and Member of the Board of Directors	February 13, 2018

/s/ Liong Fook Weng Liong Fook Weng	Chief Financial Officer, (Principal Accounting Officer), and Member of the Board of Directors	February 13, 2018

/s/ Jacek (Jack) P. Skurtys Jacek (Jack) P. Skurtys	Member of the Board of Directors	February 13, 2018

/s/ Ong, See-Ming Ong, See-Ming	Member of the Board of Directors	February 13, 2018