Form 10-Q
period 2018-01-31
VGRAB COMMUNICATIONS INC.
filed 2018-03-16
CIK 1551887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes  [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [X] Yes  [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)		Emerging growth company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  [  ] Yes  [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of March 15, 2018, the number of shares of the registrant’s common stock outstanding was 35,013,838.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

VGRAB COMMUNICATIONS INC.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	January 31, 2018	October 31, 2017
	(Unaudited)

ASSETS

Current assets
Cash	$3,669	$15,887
GST recoverable	842	798
Prepaids	2,730	3,303
Total assets	$7,241	$19,988

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$350,572	$265,251
Accrued liabilities	11,714	10,239
Due to related parties	55,483	37,484
Loan payable	100,000	100,000
Total liabilities	517,769	412,974

Stockholders' deficit
Common stock, no par value, unlimited number authorized, 35,013,838 issued and outstanding at January 31, 2018 and October 31, 2017	5,298,377	5,298,377
Additional paid in capital	123,093	123,093
Accumulated other comprehensive income	66,584	51,283
Deficit	(5,998,582)	(5,865,739)
Total stockholders' deficit	(510,528)	(392,986)
Total liabilities and stockholders' deficit	$7,241	$19,988

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

VGRAB COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Three Months Ended January 31,
	2018	2017

Operating expenses
Accounting	$3,480	$2,913
General and administrative expenses	12,349	11,453
Professional fees	2,010	339
Regulatory and filing	4,386	5,424
Research and development	90,000	-
	(112,225)	(20,129)
Other items
Foreign exchange	(20,159)	(5,623)
Interest expense	(459)	-
Net loss	(132,843)	(25,752)

Translation to reporting currency	15,301	3,970
Comprehensive loss	$(117,542)	$(21,782)

Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding:	35,013,838	35,013,838

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

VGRAB COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit	Total

Balance at October 31, 2016	35,013,838	$5,298,377	$123,093	$38,326	$(5,575,872)	$(116,076)

Translation to reporting currency	-	-	-	3,970	-	3,970
Net loss	-	-	-	-	(25,752)	(25,752)
Balance at January 31, 2017	35,013,838	5,298,377	123,093	42,296	(5,601,624)	(137,858)

Translation to reporting currency	-	-	-	8,987	-	8,987
Net loss	-	-	-	-	(264,115)	(264,115)
Balance at October 31, 2017	35,013,838	5,298,377	123,093	51,283	(5,865,739)	(392,986)

Translation to reporting currency	-	-	-	15,301	-	15,301
Net loss	-	-	-	-	(132,843)	(132,843)
Balance at January 31, 2018	35,013,838	$5,298,377	$123,093	$66,584	$(5,998,582)	$(510,528)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

VGRAB COMMUNICATIONS INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Three Months Ended January 31,
	2018	2017

Cash flow used in in operating activities
Net loss	$(132,843)	$(25,752)
Adjustments to reconcile net loss to net cash used in operating activities
Accrued interest	459	-
Foreign exchange	20,735	-

Changes in operating assets and liabilities
GST recoverable	(5)	(684)
Prepaids	700	(7,429)
Accounts payable and accrued liabilities	82,651	(5,014)
Net cash used in operating activities	(28,303)	(38,879)

Cash flows provided by financing activities
Loans payable to related party	15,940	-
Net cash provided by financing activities	15,940	-

Effect of exchange rate changes on cash	145	5,297

Net decrease in cash	(12,218)	(33,582)

Cash, beginning	15,887	37,055

Cash, ending	$3,669	$3,473
Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

VGRAB COMMUNICATIONS INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JANUARY 31, 2018

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Nature of Operations

On January 8, 2015, Vgrab Communications Inc. (the “Company”) entered into a software purchase agreement with Hampshire Capital Limited (the “Vendor”) to acquire the Vgrab Software Application (“Vgrab Application”). Vgrab Application is developed for use with smartphones using the Android and Apple iOS operating systems allowing users to redeem vouchers on their smartphones at a number of retailers and merchants. On February 10, 2015, the Company completed the acquisition of Vgrab Application. As a result of the transaction, the Company changed its principal business focus from the acquisition and exploration of mineral resources to the software development and changed its name to Vgrab Communications Inc. on February 11, 2015.

On June 24, 2015, the Company formed a subsidiary, Vgrab International Ltd., (the “Subsidiary”) under the Labuan Companies Act 1990 in Federal Territory of Labuan, Malaysia.

Basis of Presentation

The unaudited interim consolidated financial statements of the Company are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended October 31, 2017, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements for the year ended October 31, 2017, included in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended January 31, 2018, are not necessarily indicative of the results that may be expected for the year ending October 31, 2018.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

The following amounts were due to related parties as at:

	January 31, 2018	October 31, 2017

Due to a major shareholder for payments made on behalf of the Company (a)	$728	$728
Notes payable to a major shareholder (b)	54,755	36,719
Due to a former director (c)	--	37
Total due to related parties	$55,483	$37,484

(a) Amounts are unsecured, due on demand and bear no interest.

(b) Amount is unsecured, due on demand and bears interest at 4%.

(c) Amount due to former director has been included in accounts payable.

During the three months ended January 31, 2018, the Company received $15,940 (CAD$20,605) in exchange for notes payable to a major shareholder.

During the three months ended January 31, 2018, the Company recorded $459 (January 31, 2017 - $Nil) in interest expense in connection with the notes payable to a major shareholder.

NOTE 4 - SUBSEQUENT EVENT

Subsequent to January 31, 2018, the Company received $10,000 under a loan agreement with its major shareholder. The loan bears interest at 4% per annum compounded monthly, is unsecured, non-convertible and payable on demand.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q filed by Vgrab Communications Inc. contains forward-looking statements. These are statements regarding financial and operating performance and results and other statements that are not historical facts. The words “expect,” “project,” “estimate,” “believe,” “anticipate,” “intend,” “plan,” “forecast,” and similar expressions are intended to identify forward-looking statements. Certain important risks could cause results to differ materially from those anticipated by some of the forward-looking statements. These risks include, among other things: general economic conditions; our ability to raise enough money to continue our operations; changes in regulatory requirements that may adversely affect our business; customer acceptance of our proprietary software application; and other risks and uncertainties as set forth in “Part II - Item 1A - Risk Factors.”

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

General

You should read this discussion and analysis in conjunction with our interim unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and related notes for the fiscal year ended October 31, 2017, included in our Annual Report on Form 10-K. The inclusion of supplementary analytical and related information may require us to make estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position taken as a whole. Actual results may vary from the estimates and assumptions we make.

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

In February and early March 2018, we have started discussions with several clients in USA, Malaysia and China on strategic partnerships for the ecommerce and advertising platform. The management expects to finalize the agreements before the 3rd Quarter of our Fiscal 2018.

Summary of Financial Condition

	January 31, 2018	October 31, 2017
Working capital deficit	$(510,528)	$(392,986)
Current assets	$7,241	$19,988
Total liabilities	$517,769	$412,974
Common stock and additional paid in capital	$5,421,470	$5,421,470
Deficit	$(5,998,582)	$(5,865,739)
Accumulated other comprehensive income	$66,584	$51,283

Results of Operation

Our operating results for the three months ended January 31, 2018 and 2017 and the changes in the operating results between those periods are summarized in the table below.

Three Months Summary

	Three Months Ended January 31,		Percentage Increase
	2018	2017
Operating expenses	$(112,225)	$(20,129)	458%
Foreign exchange	(20,159)	(5,623)	259%
Interest expense	(459)	-	n/a
Net loss	(132,843)	(25,752)	416%
Translation to reporting currency	15,301	3,970	285%
Comprehensive loss	$(117,542)	$(21,782)	440%

Revenue

During the three-month periods ended January 31, 2018 and 2017 we did not have any revenue generating operations and we can provide no assurances that we will be able to generate enough cash flow from our operations to support our ongoing operations.

Operating Expenses

Our operating expenses for the three-month periods ended January 31, 2018 and 2017 consisted of the following:

	Three Months Ended January 31,		Percentage Increase/
	2018	2017	(Decrease)
Operating expenses:
Accounting	$3,480	$2,913	19%
General and administrative expenses	12,349	11,453	8%
Professional fees	2,010	339	493%
Regulatory and filing	4,386	5,424	(19)%
Research and development	90,000	-	n/a
Total	$112,225	$20,129	458%

During the three-month period ended January 31, 2018, our operating expenses increased by $92,096 or 458% from $20,129, for the three months ended January 31, 2017, to $112,225 for the three months ended January 31, 2018. The most significant change in our operating expenses was associated with the increase in our research and development costs of $90,000 which was associated with continued development of our Vgrab and Vmore platforms. This increase was augmented by increased accounting, general and administrative and professional fees, which were associated with increased business activity during the first quarter of our Fiscal 2018. The above expenses were in part offset by decreases in regulatory and filing expenses of $1,038, or 19% from $5,424, for the three months ended January 31, 2017, to $4,386 for the three months ended January 31, 2018.

Other Items

During the three-month period ended January 31, 2018, we recorded $20,159 (2017 - $5,623) in realized foreign exchange losses associated with the fluctuation in foreign exchange between the US and Canadian currencies. During the same period we recorded $459 (2017 - $Nil) in interest associated with our liabilities under the notes payable we issued to our major shareholder.

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

Based upon our current plans, we expect to incur operating losses in future periods. At January 31, 2018, we had a working capital deficit of $510,528 and accumulated losses of $5,998,582 since inception. These factors raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we will be able to generate significant revenues in the future. These unaudited interim consolidated financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern. Therefore, we may be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

Working Capital

	At January 31, 2018	At October 31, 2017
Current assets	$7,241	$19,988
Current liabilities	(517,769)	(412,974)
Working capital deficit	$(510,528)	$(392,986)

During the three-month period ended January 31, 2018, our working capital deficit increased by $117,542, from $392,986 at October 31, 2017, to $510,528 at January 31, 2018. The increase in working capital deficit was primarily related to the decreases in our cash balances of $12,218 and prepaid regulatory expenses of $573.  At the same time our accounts payable increased by $85,321 due to lack of cash to pay our vendors, and our amounts due to related parties increased by $17,999, which were associated with advances we received from our major shareholder to partially pay down our largest vendors.

Cash Flows

	Three Months Ended January 31,
	2018	2017
Net cash used in operating activities	$(28,303)	$(38,879)
Net cash provided by financing activities	15,940	-
Effect of exchange rate changes on cash	145	5,297
Net decrease in cash	$(12,218)	$(33,582)

Net cash used in operating activities

During the three-month period ended January 31, 2018, we used $28,303 to support our operating activities. This cash was used to cover our cash operating expenses of $111,649, and to increase our GST recoverable by $5. These uses of cash were offset by increases in our accounts payable and accrued liabilities of $82,651, and increases in our prepaid expenses of $700.

During the three-month period ended January 31, 2017, we used $38,879 to support our operating activities. This cash was used to cover our cash operating expenses of $25,752, increase our prepaid expenses and GST recoverable by $7,429 and $684, respectively, and to decreases our accounts payable and accrued liabilities by $5,014.

Non-cash operating activities

During the three-month period ended January 31, 2018, we recorded $20,735 in foreign exchange fluctuation between the US and Canadian currencies and $459 in interest associated with our liabilities under the notes payable we issued to our major shareholder.

Net cash provided by financing activities

During the three-month period ended January 31, 2018, we received $15,940 as proceeds from the loan agreements with Hampshire Avenue SDN BHD, a parent company of Hampshire Group. The loans bear interest at 4% per annum, are unsecured and payable on demand.

We did not have any financing activities during the three-month period ended January 31, 2017.

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

As of January 31, 2018, we had cash on hand of $3,669 and working capital deficit of $510,528, which raises substantial doubt about our continuation as a going concern. We plan to mitigate our losses in future years by controlling our operating expenses and actively seeking new distribution channels for our Vgrab Applications. We cannot provide assurance that we will be successful in generating additional capital to support our development. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Our significant accounting policies are disclosed in the notes to the audited financial statements for the year ended October 31, 2017. The following accounting policies have been determined by our management to be the most important to the portrayal of our financial condition and results of operation:

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

At January 31, 2018, we had $3,669 in cash on deposit with a large chartered Canadian bank, of which $3,102 was insured.  As part of our cash management process, we perform periodic evaluations of the relative credit standing of this financial institution.  We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended January 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

We incorporate by reference the Risk Factors included as Item 1A of our Annual Report on Form 10-K we filed with the Securities and Exchange Commission on February 13, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

The following table sets out the exhibits either filed herewith or incorporated by reference.

Exhibit	Description
3.1	Notice of Articles.(6)
3.2	Articles.(1)
3.3	Certificate of Continuation.(2)
3.4	Certificate of Change of Name dated January 6, 2014.(6)
3.5	Certificate of Change of Name dated February 11, 2015.(8)
10.2	Property Purchase Agreement dated April 11, 2012 between the Company and Gerald Diakow.(1)
10.4	Software Purchase Agreement between the Company and Hampshire Capital Limited. dated January 8, 2015.(7)
10.5	Service Agreement between Vgrab International Ltd. and Hampshire Infotech SDN BHD dated July 12, 2015.(9)
10.6	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated January 19, 2016. (9)
10.7	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated February 4, 2016.(9)
10.8	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated February 5, 2016.(10)
10.9	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated April 12, 2016.(10)
10.10	Release Agreement between Nelson Da Silva and Vgrab Communications Inc. dated July 19, 2016.(11)
10.11	Debt Settlement Agreement between Hampshire Infotech SDN. and Vgrab Communications Inc. dated July 11, 2016.(12)
10.12	Debt Settlement Agreement between Lim Chin Yang and Vgrab Communications Inc. dated July 11, 2016.(12)

Exhibit	Description
10.13	Loan Agreement between BSmart Technology Limited and Vgrab Communications Inc. dated July 12, 2016.(13)
10.14	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated July 25, 2017. (14)
10.15	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated August 8, 2017. (14)
10.16	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated September 15, 2017. (14)
10.17	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated October 6, 2017. (14)
10.18	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated December 13, 2017. (14)
10.19	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated January 23, 2018.
10.20	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated February 6, 2018.
16.1	Code of Ethics.(3)
31.1	Certification of CEO pursuant to Rule 13a-14(a) and 15d-14(a).
31.2	Certification of CFO pursuant to Rule 13a-14(a) and 15d-14(a).
32.1	Certification of CEO pursuant to Section 1350 of Title 18 of the United States Code.
32.2	Certification of CFO pursuant to Section 1350 of Title 18 of the United States Code.
99.1	Audit Committee Charter(3)
101

The following unaudited interim consolidated financial statements from the registrant’s Quarterly Report on Form 10-Q for the three months ended January 31, 2018, formatted in XBRL:

(i)

Consolidated Balance Sheets and January 31, 2018 (unaudited), and October 31, 2017;

(ii)

Unaudited Condensed Interim Consolidated Statements of Operations for the Three Months

ended January 31, 2018 and 2017;

(iii)

Unaudited Condensed Interim Consolidated Statement of Stockholders’ Deficit for the Three-

Month Period Ended January 31, 2018;

(iv)

Unaudited Condensed Interim Consolidated Statements of Cash Flows for the Three Months

ended January 31, 2018 and 2017; and

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

(14)

Filed with the SEC as an exhibit to our Annual Report on Form 10-K filed on February 13, 2018.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 16, 2018

VGRAB COMMUNICATIONS INC.

By:	/s/ Lim Hun Beng
Lim Hun Beng Chief Executive Officer and President

By:	/s/ Liong Fook Weng
Liong Fook Weng
Chief Financial Officer (Principal Accounting Officer)