Form 10-Q
period 2018-04-30
VGRAB COMMUNICATIONS INC.
filed 2018-06-15
CIK 1551887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of June 14, 2018, the number of shares of the registrant’s common stock outstanding was 35,013,838.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

VGRAB COMMUNICATIONS INC.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	April 30, 2018	October 31, 2017
	(Unaudited)

ASSETS

Current assets
Cash	$10,288	$15,887
GST recoverable	1,140	798
Prepaids	8,126	3,303
Total assets	$19,554	$19,988

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$460,618	$265,251
Accrued liabilities	4,674	10,239
Due to related parties	72,405	37,484
Loan payable	100,000	100,000
Total liabilities	637,697	412,974

Stockholders' deficit
Common stock, no par value, unlimited number authorized, 35,013,838 issued and outstanding at Aptil 30, 2018 and October 31, 2017	5,298,377	5,298,377
Additional paid-in capital	123,093	123,093
Accumulated other comprehensive income	39,329	51,283
Deficit	(6,078,942)	(5,865,739)
Total stockholders' deficit	(618,143)	(392,986)
Total liabilities and stockholders' deficit	$19,554	$19,988

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

VGRAB COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Three Months Ended April 30,		Six Months Ended April 30,
	2018	2017	2018	2017

Operating expenses
Accounting	$2,204	$2,253	$5,684	$5,166
General and administrative expenses	11,652	11,378	24,001	22,831
Professional fees	1,975	2,668	3,985	3,007
Regulatory and filing	6,016	5,443	10,402	10,867
Research and development	90,000	-	180,000	-
	(111,847)	(21,742)	(224,072)	(41,871)
Other items
Foreign exchange	32,075	8,249	11,916	2,626
Interest expense	(588)	-	(1,047)	-
Net loss	(80,360)	(13,493)	(213,203)	(39,245)

Translation to reporting currency	(27,255)	(5,971)	(11,954)	(2,001)
Comprehensive loss	$(107,615)	$(19,464)	$(225,157)	$(41,246)

Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares outstanding:	35,013,838	35,013,838	35,013,838	35,013,838

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

VGRAB COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Common Stock		Additional	Accumulated Other
	Shares	Amount	Paid-in Capital	Comprehensive Income	Deficit	Total

Balance at October 31, 2016	35,013,838	$5,298,377	$123,093	$38,326	$(5,575,872)	$(116,076)

Translation to reporting currency	-	-	-	(2,001)	-	(2,001)
Net loss	-	-	-	-	(39,245)	(39,245)
Balance at April 30, 2017	35,013,838	5,298,377	123,093	36,325	(5,615,117)	(157,322)

Translation to reporting currency	-	-	-	14,958	-	14,958
Net loss	-	-	-	-	(250,622)	(250,622)
Balance at October 31, 2017	35,013,838	5,298,377	123,093	51,283	(5,865,739)	(392,986)

Translation to reporting currency	-	-	-	(11,954)	-	(11,954)
Net loss	-	-	-	-	(213,203)	(213,203)
Balance at April 30, 2018	35,013,838	$5,298,377	$123,093	$39,329	$(6,078,942)	$(618,143)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

VGRAB COMMUNICATIONS INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Six Months Ended April 30,
	2018	2017

Cash flow used in in operating activities
Net loss	$(213,203)	$(39,245)
Adjustments to reconcile net loss to net cash used in operating activities
Accrued interest	1,047	-
Foreign exchange	(11,408)	-

Changes in operating assets and liabilities
GST recoverable	(337)	396
Prepaids	(4,787)	(4,770)
Accounts payable and accrued liabilities	189,352	12,132
Net cash used in operating activities	(39,336)	(31,487)

Cash flows provided by financing activities
Loans payable to related party	33,692	-
Net cash provided by financing activities	33,692	-

Effect of exchange rate changes on cash	45	(3,202)

Net decrease in cash	(5,599)	(34,689)

Cash, beginning	15,887	37,055

Cash, ending	$10,288	$2,366
Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

VGRAB COMMUNICATIONS INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

APRIL 30, 2018

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

Basis of Presentation

The unaudited interim consolidated financial statements of the Company are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended October 31, 2017, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements for the year ended October 31, 2017, included in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended April 30, 2018, are not necessarily indicative of the results that may be expected for the year ending October 31, 2018.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

The following amounts were due to related parties as at:

	April 30, 2018	October 31, 2017

Due to a major shareholder for payments made on behalf of the Company (a)	$728	$728
Notes payable to a major shareholder (b)	71,677	36,719
Due to a former director (c)	--	37
Total due to related parties	$72,405	$37,484

(a) Amounts are unsecured, due on demand and bear no interest.

(b) Amount is unsecured, due on demand and bears interest at 4%.

(c) Amount due to former director has been included in accounts payable.

During the six months ended April 30, 2018, the Company received $33,692 in exchange for notes payable to a major shareholder.

During the six months ended April 30, 2018, the Company recorded $1,047 (April 30, 2017 - $Nil) in interest expense in connection with the notes payable to a major shareholder.

NOTE 4 - SUBSEQUENT EVENT

Subsequent to April 30, 2018, the Company received $7,690 (CAD$10,000) under a loan agreement with its major shareholder. The loan bears interest at 4% per annum compounded monthly, is unsecured, non-convertible and payable on demand.

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

On June 24, 2015, we formed a subsidiary, Vgrab International Ltd., (the “Subsidiary”, or “Vgrab International”) under the Labuan Companies Act 1990 in Federal Territory of Labuan, Malaysia. The main focus of the Subsidiary is to continue development of the Vgrab Applications and the Vmore Platform, and start their market penetration in Southeast Asia. On May 17, 2018, we incorporated an additional subsidiary, VGrab Communications Malaysia Sdn Bhd (“Vgrab Malaysia”) under the Labuan Companies Act 1990 in Federal Territory of Labuan, Malaysia. Vgrab Malaysia will be initially used as a holding corporation.

Our business originally involved the development of mobile applications for merchant and consumer use.  We continue working on development of two different types of mobile applications, an application designed for consumers (the “Vgrab Application”) and an application designed for merchants (the “Vgrab Merchant Application”). In addition we are also working on development of an online platform to sell online goods (the “Vmore Platform”), and a new video service portal, Vmore Video, which will focus on filming and supplying HD and 360-degree short videos with an emphasis on sports and extreme sports.

During our fiscal 2018, we started exploring other business opportunities, and as a result added such additional services as online advertising through our promotions & events network. Across our networks and strategic partnerships, we are focused on providing integrated solutions and creating value for brand owners and consumers.

Summary of Financial Condition

	April 30, 2018	October 31, 2017
Working capital deficit	$(618,143)	$(392,986)
Current assets	$19,554	$19,988
Total liabilities	$637,697	$412,974
Common stock and additional paid in capital	$5,421,470	$5,421,470
Deficit	$(6,078,942)	$(5,865,739)
Accumulated other comprehensive income	$39,329	$51,283

Results of Operation

Our operating results for the three and six months ended April 30, 2018 and 2017 and the changes in the operating results between those periods are summarized in the table below.

Three and Six Months Summary

	Three Months Ended April 30,		Percentage	Six Months Ended April 30,		Percentage
	2018	2017	Decrease	2018	2017	Decrease
Operating expenses	$(111,847)	$(21,742)	414%	$(224,072)	$(41,871)	435%
Foreign exchange	32,075	8,249	289%	11,916	2,626	354%
Interest expense	(588)	-	n/a	(1,047)	-	n/a
Net loss	(80,360)	(13,493)	496%	(213,203)	(39, 245)	443%
Translation to reporting currency	(27,255)	(5,971)	356%	(11,954)	(2,001)	497%
Comprehensive loss	$(107,615)	$(19,464)	453%	$(225,157)	$(41,246)	446%

Revenue

During the three and six months ended April 30, 2018 and 2017 we did not have any revenue generating operations; as such we can provide no assurances that we will be able to generate enough cash flow from our operations to support our ongoing operations.

Operating Expenses

Our operating expenses for the three and six months ended April 30, 2018 and 2017 consisted of the following:

	Three Months Ended April 30,		Percentage	Six Months Ended April 30,		Percentage
	2018	2017	Decrease	2018	2017	Decrease
Operating expenses:
Accounting	$ 2,204	$ 2,253	(2)%	$ 5,684	$ 5,166	10%
General and administrative expenses	11,652	11,378	2%	24,001	22,831	5%
Professional fees	1,975	2,668	(26)%	3,985	3,007	33%
Regulatory and filing	6,016	5,443	11%	10,402	10,867	(4)%
Research and development	90,000	-	n/a	180,000	-	n/a
Total	$ 111,847	$ 21,742	414%	$ 224,072	$ 41,871	435%

During the three-month period ended April 30, 2018, our operating expenses increased by $90,105 or 414% from $21,742, for the three months ended April 30, 2017, to $111,847 for the three months ended April 30, 2018. The most significant change in our operating expenses was associated with the increase in our research and development costs of $90,000 which was associated with continued development of our Vgrab and Vmore platforms. This increase was augmented by increased general and administrative expenses and regulatory fees. The above expenses were in part offset by decreases in professional fees of $693, or 26% from $2,668 for the three months ended April 30, 2017, to $1,975 for the three months ended April 30, 2018; as well as the accounting fees, which decreased by $49, or 2%.

During the six-month period ended April 30, 2018, our operating expenses increased by $182,201 or 435% from $41,871, for the six months ended April 30, 2017, to $224,072 for the six months ended April 30, 2018. The most significant change in our operating expenses was associated with the increase in our research and development costs of $180,000 which was associated with continued development of our Vgrab and Vmore platforms. This increase was augmented by a $518, or 10% increase in accounting fees from $5,166, for the six months ended April 30, 2017, to $5,684 for the six months ended April 30, 2018; as well as increase in general and administrative expenses, which increased by $1,170, or 5%, and by increase in professional fees, which increased by $978, or 33%. These increases were reduced by a 4% decrease in our regulatory fees, from $10,867 we incurred during the six months ended April 30, 2017, to $10,402 we incurred during the six-month period ended April 30, 2018.

Other Items

During the three-month period ended April 30, 2018, we recorded $32,075 (2017 - $8,249) in foreign exchange gains associated with the fluctuation in foreign exchange rates between the US and Canadian currencies. During the same period we recorded $588 (2017 - $nil) in interest associated with our liabilities under the notes payable we issued to our major shareholder.

During the six-month period ended April 30, 2018, we recorded $11,916 (2017 - $2,626) in foreign exchange gains associated with the fluctuation in foreign exchange rates between the US and Canadian currencies. During the same period we recorded $1,047 (2017 - $nil) in interest associated with our liabilities under the notes payable we issued to our major shareholder.

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

Based upon our current plans, we expect to incur operating losses in future periods. At April 30, 2018, we had a working capital deficit of $618,143 and accumulated losses of $6,078,942 since inception. These factors raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we will be able to generate significant revenues in the future. These unaudited interim consolidated financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern. Therefore, we may be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

Working Capital

	At April 30, 2018	At October 31, 2017
Current assets	$19,554	$19,988
Current liabilities	(637,697)	(412,974)
Working capital deficit	$(618,143)	$(392,986)

During the six-month period ended April 30, 2018, our working capital deficit increased by $225,157, from $392,986 at October 31, 2017, to $618,143 at April 30, 2018. The increase in working capital deficit was primarily related to a $195,367 increase to our accounts payable, which resulted from the lack of cash to pay our vendors’; and a $34,921 increase in amounts due to related parties, which increased as a result of advances we received from our major shareholder to partially pay down our largest debtors. Our cash balance decreased by $5,599, negatively affecting our working capital.

Cash Flows

	Six Months Ended April 30,
	2018	2017
Net cash used in operating activities	$(39,336)	$(31,487)
Net cash provided by financing activities	33,692	-
Effect of exchange rate changes on cash	45	(3,202)
Net decrease in cash	$(5,599)	$(34,689)

Net cash used in operating activities

During the six-month period ended April 30, 2018, we used $39,336 to support our operating activities. This cash was used to cover our cash operating expenses of $223,564, to increase our GST recoverable by $337 and to pay $4,787 towards future expenses. These uses of cash were offset by increase in our accounts payable and accrued liabilities of $189,352.

During the six-month period ended April 30, 2017, we used $31,487 to support our operating activities. This cash was used to cover our cash operating expenses of $39,245 and to increase our prepaid expenses by $4,770. These uses of cash were offset by increases in our accounts payable and accrued liabilities of $12,132 and by decrease to our GST recoverable of $396.

Non-cash operating activities

During the six-month period ended April 30, 2018, we recorded $11,408 in foreign exchange fluctuation between the US and Canadian currencies and $1,047 in interest associated with our liabilities under the notes payable we issued to our major shareholder.

We did not have any non-cash operating activities during the six-month period ended April 30, 2017.

Net cash provided by financing activities

During the six-month period ended April 30, 2018, we received $33,692 under loan agreements with Hampshire Avenue SDN BHD, a parent company of Hampshire Group. The loans bear interest at 4% per annum, are unsecured and payable on demand.

We did not have any financing activities during the six-month period ended April 30, 2017.

Capital Resources

Our ability to continue our operations and the development and marketing of the Vgrab Applications, Vmore Platform, Vmore Video and any additional new product offerings is subject to our ability to obtain the necessary funding.  We expect to raise funds through sales of our debt or equity securities. We have no committed sources of capital.  If we are unable to raise funds as and when we need them, we may be required to curtail, or even to cease, our operations.

As of April 30, 2018, we had $10,288 in cash on hand and working capital deficit of $618,143, which raises substantial doubt about our continuation as a going concern. We plan to mitigate our losses in future years by controlling our operating expenses and actively seeking new distribution channels for our Vgrab Applications and services. We cannot provide assurance that we will be successful in generating additional capital to support our development. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

At April 30, 2018, we had $10,288 in cash on deposit with a large chartered Canadian bank, of which $10,084 was insured.  As part of our cash management process, we perform periodic evaluations of the relative credit standing of this financial institution.  We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended April 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

We incorporate by reference the Risk Factors included as Item 1A of our Annual Report on Form 10-K we filed with the Securities and Exchange Commission on February 13, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

The following table sets out the exhibits either filed herewith or incorporated by reference.

Exhibit	Description
3.1	Notice of Articles.(6)
3.2	Articles.(1)
3.3	Certificate of Continuation.(2)
3.4	Certificate of Change of Name dated January 6, 2014.(6)
3.5	Certificate of Change of Name dated February 11, 2015.(8)
10.2	Property Purchase Agreement dated April 11, 2012 between the Company and Gerald Diakow.(1)
10.4	Software Purchase Agreement between the Company and Hampshire Capital Limited. dated January 8, 2015.(7)
10.5	Service Agreement between Vgrab International Ltd. and Hampshire Infotech SDN BHD dated July 12, 2015.(9)
10.6	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated January 19, 2016. (9)
10.7	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated February 4, 2016.(9)
10.8	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated February 5, 2016.(10)
10.9	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated April 12, 2016.(10)
10.10	Release Agreement between Nelson Da Silva and Vgrab Communications Inc. dated July 19, 2016.(11)
10.11	Debt Settlement Agreement between Hampshire Infotech SDN. and Vgrab Communications Inc. dated July 11, 2016.(12)
10.12	Debt Settlement Agreement between Lim Chin Yang and Vgrab Communications Inc. dated July 11, 2016.(12)

Exhibit	Description
10.13	Loan Agreement between BSmart Technology Limited and Vgrab Communications Inc. dated July 12, 2016.(13)
10.14	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated July 25, 2017. (14)
10.15	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated August 8, 2017. (14)
10.16	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated September 15, 2017. (14)
10.17	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated October 6, 2017. (14)
10.18	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated December 13, 2017. (14)
10.19	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated January 23, 2018. (15)
10.20	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated February 6, 2018. (15)
10.21	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated April 24, 2018.
10.22	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated June 12, 2018.
16.1	Code of Ethics.(3)
31.1	Certification of CEO pursuant to Rule 13a-14(a) and 15d-14(a).
31.2	Certification of CFO pursuant to Rule 13a-14(a) and 15d-14(a).
32.1	Certification of CEO pursuant to Section 1350 of Title 18 of the United States Code.
32.2	Certification of CFO pursuant to Section 1350 of Title 18 of the United States Code.
99.1	Audit Committee Charter(3)
101

The following unaudited interim consolidated financial statements from the registrant’s Quarterly Report on Form 10-Q for the six months ended April 30, 2018, formatted in XBRL:

(i)

Consolidated Balance Sheets at April 30, 2018 (unaudited), and October 31, 2017;

(ii)

Unaudited Condensed Interim Consolidated Statements of Operations for the Six Months

ended April 30, 2018 and 2017;

(iii)

Unaudited Condensed Interim Consolidated Statement of Stockholders’ Deficit for the Six-

Month Period Ended April 30, 2018;

(iv)

Unaudited Condensed Interim Consolidated Statements of Cash Flows for the Six Months

ended April 30, 2018 and 2017; and

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

(15)

Filed with the SEC as an exhibit to our Annual Report on Form 10-Q filed on March 16, 2018.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  June 14, 2018

VGRAB COMMUNICATIONS INC.

By:	/s/ Lim Hun Beng
Lim Hun Beng Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ Liong Fook Weng
Liong Fook Weng Chief Financial Officer (Principal Accounting Officer)