Form 10-Q
period 2018-07-31
VGRAB COMMUNICATIONS INC.
filed 2018-09-14
CIK 1551887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of September 14, 2018, the number of shares of the registrant’s common stock outstanding was 35,513,838.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

VGRAB COMMUNICATIONS INC.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	July 31, 2018	October 31, 2017
	(Unaudited)

ASSETS

Current assets
Cash	$1,406	$15,887
GST recoverable	1,138	798
Prepaids	7,199	3,303
Total assets	$9,743	$19,988

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$548,885	$265,251
Accrued liabilities	3,166	10,239
Due to related parties	87,996	37,484
Loan payable	100,000	100,000
Total liabilities	740,047	412,974

Stockholders' deficit
Common stock, no par value, unlimited number authorized, 35,013,838 issued and outstanding at July 31, 2018 and October 31, 2017	5,298,377	5,298,377
Obligation to issue shares	60,000	-
Additional paid in capital	123,093	123,093
Accumulated other comprehensive income	51,538	51,283
Deficit	(6,263,312)	(5,865,739)
Total stockholders' deficit	(730,304)	(392,986)
Total liabilities and stockholders' deficit	$9,743	$19,988

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

VGRAB COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2018	2017	2018	2017

Operating expenses
Accounting	$4,240	$3,254	$9,924	$8,420
General and administrative expenses	12,200	12,152	36,201	34,983
Management fees	62,294	-	62,294	-
Professional fees	751	1,711	4,736	4,718
Regulatory and filing	5,568	3,753	15,970	14,620
Software development costs	90,000	90,000	270,000	90,000
	(175,053)	(110,870)	(399,125)	(152,741)
Other items
Foreign exchange	(8,517)	(14,919)	3,399	(12,293)
Interest expense	(800)	(3)	(1,847)	(3)

Net loss	(184,370)	(125,792)	(397,573)	(165,037)
Translation to reporting currency	(15,046)	2,911	255	6,881
Comprehensive loss	$(199,416)	$(122,881)	$(397,318)	$(158,156)

Loss per share - basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares outstanding:	35,013,838	35,013,838	35,013,838	35,013,838

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

VGRAB COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Shares	Amount	Obligation to Issue Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit	Total

Balance at October 31, 2016	35,013,838	$5,298,377	$-	$123,093	$38,326	$(5,575,872)	$(116,076)

Translation to reporting currency	-	-	-	-	6,881	-	6,881
Net loss	-	-	-	-	-	(165,037)	(165,037)
Balance at July 31, 2017	35,013,838	5,298,377	-	123,093	45,207	(5,740,909)	(274,232)

Translation to reporting currency	-	-	-	-	6,076	-	6,076
Net loss	-	-	-	-	-	(124,830)	(124,830)
Balance at October 31, 2017	35,013,838	5,298,377	-	123,093	51,283	(5,865,739)	(392,986)

Management fees paid by shares	-	-	60,000	-	-	-	60,000
Translation to reporting currency	-	-	-	-	255	-	255
Net loss	-	-	-	-	-	(397,573)	(397,573)
Balance at July 31, 2018	35,013,838	$5,298,377	$60,000	$123,093	$51,538	$(6,263,312)	$(730,304)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

VGRAB COMMUNICATIONS INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Nine Months Ended July 31,
	2018	2017

Cash flow used in in operating activities
Net loss	$(397,573)	$(165,037)
Adjustments to reconcile net loss to net cash used in operating activities
Accrued interest	1,847	3
Management fees, non-cash	60,000	-
Foreign exchange	(1,151)	11,590

Changes in operating assets and liabilities
GST recoverable	(351)	724
Prepaids	(3,964)	(4,278)
Accounts payable and accrued liabilities	277,517	122,229
Net cash used in operating activities	(63,675)	(34,769)

Cash flows provided by financing activities
Due to related party	49,205	10,728
Net cash provided by financing activities	49,205	10,728

Effect of exchange rate changes on cash	(11)	545

Net decrease in cash	(14,481)	(23,496)

Cash, beginning	15,887	37,055

Cash, ending	$1,406	$13,559

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

VGRAB COMMUNICATIONS INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JULY 31, 2018

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

On June 24, 2015, the Company formed a subsidiary, Vgrab International Ltd., under the Labuan Companies Act 1990 in Federal Territory of Labuan, Malaysia. On May 17, 2018, the Company formed an additional subsidiary, Vgrab Communications Malaysia Sdn Bhd under the Labuan Companies Act 1990 in Federal Territory of Labuan, Malaysia.

Basis of Presentation

The unaudited interim consolidated financial statements of the Company are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended October 31, 2017, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements for the year ended October 31, 2017, included in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine months ended July 31, 2018, are not necessarily indicative of the results that may be expected for the year ending October 31, 2018.

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

Principles of Consolidation

The interim consolidated financial statements include the accounts of the Company and its subsidiaries. On consolidation, all intercompany balances and transactions are eliminated.

NOTE 3 - RELATED PARTY TRANSACTIONS

The following amounts were due to related parties as at:

	July 31, 2018	October 31, 2017

Due to a major shareholder for payments made on behalf of the Company(a)	$728	$728
Notes payable to a major shareholder(b)	87,268	36,719
Due to a former director(c)	--	37
Total due to related parties	$87,996	$37,484

(a) Amounts are unsecured, due on demand and bear no interest.

(b) Amount is unsecured, due on demand and bears interest at 4%.

(c) Amount due to former director has been included in accounts payable.

During the nine months ended July 31, 2018, the Company received $49,205 in exchange for notes payable to a major shareholder.

During the nine months ended July 31, 2018, the Company recorded $1,847 (July 31, 2017 - $3) in interest expense in connection with the notes payable to a major shareholder.

NOTE 4 - COMMON STOCK

On May 31, 2018, the Company entered into a release agreement with its then current director, Mr. Skurtys. As consideration for Mr. Skurtys’s past services, the Company agreed to issue to Mr. Skurtys 500,000 shares of its common stock as fully paid and non-assessable. The fair value of these shares was calculated to be $60,000, which the Company recorded as management fees.

As at July 31, 2018, the shares remained unissued due to clerical requirements, and were presented as an obligation to issue shares on the Company’s consolidated balance sheets. The shares were issued subsequent to July 31, 2018.

NOTE 5 - SUBSEQUENT EVENT

Subsequent to July 31, 2018, the Company received $7,662 (CAD$10,000) under a loan agreement with its major shareholder. The loan bears interest at 4% per annum compounded monthly, is unsecured, non-convertible and payable on demand.

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

On June 24, 2015, we formed a subsidiary, Vgrab International Ltd., (the “Subsidiary”, or “Vgrab International”) under the Labuan Companies Act 1990 in Federal Territory of Labuan, Malaysia. The main focus of the Subsidiary is to continue development of the Vgrab Applications and the Vmore Platform, and start their market penetration in Southeast Asia. On May 17, 2018, we incorporated an additional subsidiary, VGrab Communications Malaysia Sdn Bhd (“Vgrab Malaysia”) under the Labuan Companies Act 1990 in Federal Territory of Labuan, Malaysia. Vgrab Malaysia is initially used as a holding corporation.

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

Cooperation Agreement for the Development of the Heritage Duesenberg Brand

On June 25, 2018, our subsidiary, Vgrab International, entered into a cooperation agreement on a profit-sharing basis (the “Agreement”) with Hampshire Motor Group (China) Ltd. (“HMGC”), a related corporation, for the development and marketing of Duesenberg brand (the “Brand”) licensed to HMGC by the original Duesenberg trademark owner. Pursuant to the Agreement, Vgrab International agreed to work with HMGC on developing marketing, advertising and customer relation programs for Duesenberg’s brands, with newly-developed sub-brand, Duesey, and its Duesey Coffee being the initial product offering. Vgrab International also agreed to participate in the development of new products utilizing Duesenberg Trademark.

The term of the Agreement is 10 years, with an option to extend the Agreement for an additional 10-year period. Based on the Agreement, the Company will be entitled to a percentage of revenue generated from the sales of any new products developed by Vgrab International or jointly with HMGC, which percentage will be determined as follows: (i) 94% from revenue of up to $100,000, and (ii) 95% from revenue of over and above $100,000. In addition, the Company will also be entitled to a percentage of revenue generated from the sales of the products developed by HMGC prior to the entry into the Agreement based on the following schedule: (i) 20% from revenue of up to $100,000, (ii) 15% from revenue of up to $500,000, (iii) 10% from revenue of up to $1,000,000, and (iv) 5% from revenue of over and above $1,000,000.

As of the date of this Quarterly Report on Form 10-Q, the Company have not generated any revenue from the Agreement, nor has it incurred any expenses associated with the services contemplated under the Agreement.

Change in Management

On June 22, 2018, Mr. Jacek P. Skurtys tendered his resignation as a member of our board of directors. Mr. Skurtys’s resignation did not result from a disagreement with the board of directors or with our management.

As consideration for Mr. Skurtys’s services, we agreed to issue to Mr. Skurtys  500,000 shares of our common stock as fully paid an non-assessable. The shares were not registered under the United States Securities Act of 1933, as amended (the “Act”) and may not be offered or sold within the United States or to U.S. persons unless an exemption from such registration is available. The shares were issued on September 4, 2018.

Summary of Financial Condition

	July 31, 2018	October 31, 2017
Working capital deficit	$(730,304)	$(392,986)
Current assets	$9,743	$19,988
Total liabilities	$740,047	$412,974
Common stock and additional paid in capital	$5,421,470	$5,421,470
Deficit	$(6,263,312)	$(5,865,739)
Accumulated other comprehensive income	$51,538	$51,283

Results of Operation

Our operating results for the three and nine months ended July 31, 2018 and 2017 and the changes in the operating results between those periods are summarized in the table below.

Three and Nine Months Summary

	Three Months Ended July 31,		Percentage	Nine Months Ended July 31,		Percentage
	2018	2017	Decrease	2018	2017	Decrease
Operating expenses	$(175,053)	$(110,870)	58%	$(399,125)	$(152,741)	161%
Foreign exchange	(8,517)	(14,919)	(43)%	3,399	(12,293)	(128)%
Interest expense	(800)	(3)	26,567%	(1,847)	(3)	61,467%
Net loss	(184,370)	(125,792)	47%	(397,573)	(165,037)	141%
Translation to reporting currency	(15,046)	2,911	(617)%	255	6,881	(96)%
Comprehensive loss	$(199,416)	$(122,881)	62%	$(397,318)	$(158,156)	151%

Revenue

During the three and nine months ended July 31, 2018 and 2017 we did not have any revenue generating operations; as such we can provide no assurances that we will be able to generate enough cash flow from our operations to support our ongoing operations.

Operating Expenses

Our operating expenses for the three and nine months ended July 31, 2018 and 2017 consisted of the following:

	Three Months Ended July 31,		Percentage	Nine Months Ended July 31,		Percentage
	2018	2017	Decrease	2018	2017	Decrease
Operating expenses:
Accounting	$ 4,240	$ 3,254	30%	$ 9,924	$ 8,420	18%
General and administrative expenses	12,200	12,152	0%	36,201	34,983	3%
Management fees	62,294	-	n/a	62,294	-	n/a
Professional fees	751	1,711	(56)%	4,736	4,718	0%
Regulatory and filing	5,568	3,753	48%	15,970	14,620	9%
Research and development	90,000	90,000	0%	270,000	90,000	200%
Total	$ 175,053	$ 110,870	58%	$ 399,125	$152,741	161%

During the three-month period ended July 31, 2018, our operating expenses increased by $64,183 or 58% from $110,870, for the three months ended July 31, 2018, to $175,053 for the three months ended July 31, 2018. The most significant change in our operating expenses was associated with $62,294 in management fees calculated on the grant of 500,000 shares of our common stock to our former director as part of the resignation package that the Company negotiated with the former director.  All other operating expenses stayed relatively consistent as compared to the operating expenses during the three-month period ended July 31, 2017. The largest expense item during the three-month periods ended July 31, 2018 and 2017 was $90,000 (2017 - $90,000) in research and development costs associated with continued development of our Vgrab and Vmore platforms; our general and administrative expenses amounted to $12,200 (2017 - $12,152), and regulatory and filing fees as well as accounting fees resulted in $5,568 (2017 - $3,753) and $4,240 (2017 - $3,254), respectively.

During the nine-month period ended July 31, 2018, our operating expenses increased by $246,384 or 161% from $152,741, for the nine months ended July 31, 2017, to $399,125 for the nine months ended July 31, 2018. The most significant change in our operating expenses was associated with our research and development costs, which increased by $180,000, from $90,000 we recorded during the nine-month period ended July 31, 2017, to $270,000 we recorded during the nine-month period ended July 31, 2018. The increased fees were associated with continued development of our Vgrab and Vmore platforms. This increase was augmented by a $62,294 in management fees calculated on the grant of 500,000 shares of our common stock we issued to the former director of the Company as part of the resignation package. All other operating expenses for the nine months ended July 31, 2018, stayed relatively consistent as compared to the operating expenses during the nine-month period ended July 31, 2017. Our general and administrative expenses amounted to $36,201 (2017 - $34,983), and regulatory and filing fees as well as accounting fees resulted in $15,970 (2017 - $14,620) and $9,924 (2017 - $8,420), respectively.

Other Items

During the three-month period ended July 31, 2018, we recorded $8,517 (2017 - $14,919) in foreign exchange losses associated with the fluctuation of foreign exchange rates between the US and Canadian currencies. During the same period we recorded $800 (2017 - $3) in interest associated with our liabilities under the notes payable we issued to our major shareholder.

During the nine-month period ended July 31, 2018, we recorded $3,399 gain (2017 - $12,293 loss) in foreign exchange associated with the fluctuation of foreign exchange rates between the US and Canadian currencies. During the same period we recorded $1,847 (2017 - $3) in interest associated with our liabilities under the notes payable we issued to our major shareholder.

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

Based upon our current plans, we expect to incur operating losses in future periods. At July 31, 2018, we had a working capital deficit of $730,304 and accumulated losses of $6,263,312 since inception. These factors raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we will be able to generate significant revenues in the future. These unaudited interim consolidated financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern. Therefore, we may be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

Working Capital

	At July 31, 2018	At October 31, 2017
Current assets	$9,743	$19,988
Current liabilities	(740,047)	(412,974)
Working capital deficit	$(730,304)	$(392,986)

During the nine-month period ended July 31, 2018, our working capital deficit increased by $337,318, from $392,986 at October 31, 2017, to $730,304 at July 31, 2018. The increase in working capital deficit was primarily related to a $283,634 increase to our accounts payable, which resulted from the lack of cash to pay our vendors; and a $50,512 increase in amounts due to related parties, which increased as a result of advances we received from our major shareholder to partially pay down our largest debtors. Our cash balance decreased by $14,481, negatively affecting our working capital.

Cash Flows

	Nine Months Ended July 31,
	2018	2017
Net cash used in operating activities	$(63,675)	$(34,769)
Net cash provided by financing activities	49,205	10,728
Effect of exchange rate changes on cash	(11)	545
Net decrease in cash	$(14,481)	$(23,496)

Net cash used in operating activities

During the nine-month period ended July 31, 2018, we used $63,675 to support our operating activities. This cash was used to cover our cash operating expenses of $336,877, to increase our GST recoverable by $351 and to pay $3,964 towards future expenses. These uses of cash were offset by increase in our accounts payable and accrued liabilities of $277,517.

During the nine-month period ended July 31, 2017, we used $34,769 to support our operating activities. This cash was used to cover our cash operating expenses of $153,444, and to increase our prepaid expenses by $4,278. These uses of cash were offset by increases in our accounts payable and accrued liabilities of $122,229, and by decrease to our GST recoverable of $724.

Non-cash operating activities

During the nine-month period ended July 31, 2018, we recorded $1,151 in foreign exchange fluctuation between the US and Canadian currencies and $1,847 in interest associated with our liabilities under the notes payable we issued to our major shareholder. In addition, we recorded $60,000 as a one-time management fee associated with the fair value of 500,000 shares we issued to our former director on resignation.

During the nine months ended July 31, 2017, we recorded $11,590 in unrealized foreign exchange, which resulted from fluctuation of the US Dollar in relation to Canadian dollar, the functional currency of our parent company and $3 in interest associated with our liabilities under the notes payable we issued to our major shareholder.

Net cash provided by financing activities

During the nine-month period ended July 31, 2018, we received $49,205 under loan agreements with Hampshire Avenue SDN BHD, a parent company of Hampshire Group. The loans bear interest at 4% per annum, are unsecured and payable on demand.

During the nine months ended July 31, 2017, we received $10,000 on account of the loan agreement with Hampshire Avenue. The loan bears interest at 4% per annum, is unsecured and payable on demand. We also recorded $728 due to a major shareholder for payments made on behalf of the Company.

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

As of July 31, 2018, we had $1,406 in cash on hand and working capital deficit of $730,304, which raises substantial doubt about our continuation as a going concern. We plan to mitigate our losses in future years by controlling our operating expenses and actively seeking new distribution channels for our Vgrab Applications and services. We cannot provide assurance that we will be successful in generating additional capital to support our development. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Principles of Consolidation

The Company’s interim consolidated financial statements include the accounts of the Company and its subsidiaries. On consolidation, the Company eliminates all intercompany balances and transactions.

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

The subsidiaries’ functional and reporting currency is the United States dollar.

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

At July 31, 2018, we had $1,406 in cash on deposit with a large chartered Canadian bank.  As part of our cash management process, we perform periodic evaluations of the relative credit standing of this financial institution.  We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended July 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

We incorporate by reference the Risk Factors included as Item 1A of our Annual Report on Form 10-K we filed with the Securities and Exchange Commission on February 13, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 4, 2018, pursuant to the release agreement with Mr. Skurtys, the former director of the Company, the Company issued to Mr. Skurtys 500,000 common shares of the Company pursuant to the provisions of Regulation S of the United States Securities Act of 1933, as amended (the “Act”). Mr. Skurtys represented that he was not a resident of the United States and was otherwise not a “U.S. Person” as that term is defined in Rule 902(k) of Regulation S of the Act.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

The following table sets out the exhibits either filed herewith or incorporated by reference.

Exhibit	Description
3.1	Notice of Articles.(6)
3.2	Articles.(1)
3.3	Certificate of Continuation.(2)
3.4	Certificate of Change of Name dated January 6, 2014.(6)
3.5	Certificate of Change of Name dated February 11, 2015.(8)
10.2	Property Purchase Agreement dated April 11, 2012 between the Company and Gerald Diakow.(1)
10.4	Software Purchase Agreement between the Company and Hampshire Capital Limited. dated January 8, 2015.(7)
10.5	Service Agreement between Vgrab International Ltd. and Hampshire Infotech SDN BHD dated July 12, 2015.(9)
10.6	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated January 19, 2016.(9)
10.7	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated February 4, 2016.(9)
10.8	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated February 5, 2016.(10)

Exhibit	Description
10.9	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated April 12, 2016.(10)
10.10	Release Agreement between Nelson Da Silva and Vgrab Communications Inc. dated July 19, 2016.(11)
10.11	Debt Settlement Agreement between Hampshire Infotech SDN. and Vgrab Communications Inc. dated July 11, 2016.(12)
10.12	Debt Settlement Agreement between Lim Chin Yang and Vgrab Communications Inc. dated July 11, 2016.(12)
10.13	Loan Agreement between BSmart Technology Limited and Vgrab Communications Inc. dated July 12, 2016.(13)
10.14	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated July 25, 2017.(14)
10.15	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated August 8, 2017.(14)
10.16	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated September 15, 2017.(14)
10.17	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated October 6, 2017.(14)
10.18	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated December 13, 2017.(14)
10.19	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated January 23, 2018.(15)
10.20	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated February 6, 2018.(15)
10.21	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated April 24, 2018.(16)
10.22	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated June 12, 2018.(16)
10.23	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated July 12, 2018.
10.24	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated August 9, 2018.
10.25	Release Agreement between Jacek Skurtys and VGrab Communications Inc. dated May 31, 2018.(17)
10.26	Cooperation Agreement between Vgrab International Ltd and Hampshire Motor Group (China) Ltd. dated June 25, 2018.(18)
16.1	Code of Ethics.(3)
31.1	Certification of CEO pursuant to Rule 13a-14(a) and 15d-14(a).
31.2	Certification of CFO pursuant to Rule 13a-14(a) and 15d-14(a).
32.1	Certification of CEO pursuant to Section 1350 of Title 18 of the United States Code.
32.2	Certification of CFO pursuant to Section 1350 of Title 18 of the United States Code.
99.1	Audit Committee Charter(3)
101

The following unaudited interim consolidated financial statements from the registrant’s Quarterly Report on Form 10-Q for the nine months ended July 31, 2018, formatted in XBRL:

(i)

Consolidated Balance Sheets at July 31, 2018 (unaudited), and October 31, 2017;

(ii)

Unaudited Condensed Interim Consolidated Statements of Operations for the Nine Months

ended July 31, 2018 and 2017;

(iii)

Unaudited Condensed Interim Consolidated Statement of Stockholders’ Deficit for the Nine-

Month Period Ended July 31, 2018;

(iv)

Unaudited Condensed Interim Consolidated Statements of Cash Flows for the Nine Months

ended July 31, 2018 and 2017; and

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

(16)

Filed with the SEC as an exhibit to our Annual Report on Form 10-Q filed on June 15, 2018.

(17)

Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on June 22, 2018.

(18)

Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on July 2, 2018.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  September 14, 2018

VGRAB COMMUNICATIONS INC.

By:	/s/ Lim Hun Beng
Lim Hun Beng Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ Liong Fook Weng
Liong Fook Weng Chief Financial Officer (Principal Accounting Officer)