Form 10-K
period 2018-10-31
VGRAB COMMUNICATIONS INC.
filed 2019-01-30
CIK 1551887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 31, 2018

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,226,266 based on a price of $0.12, which was the last price at which our common equity was last sold as of April 30, 2018.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  The number of shares of the registrant’s common stock, without par value, outstanding as of January 29, 2019, was 35,513,838.

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

On June 24, 2015, we formed a subsidiary, VGrab International Ltd., (“VGrab International”) under the Labuan Companies Act 1990 in Federal Territory of Labuan, Malaysia. The initial focus of the VGrab International was to continue development of the VGrab Application and continue its market penetration in Southeast Asia.  As of the date of this Annul Report on Form 10-K, VGrab International is used as a holding company as all the business operations were moved to VGrab Communications Malaysia Sdn Bhd (“VGrab Malaysia”), which we incorporated on May 17, 2018, under the Labuan Companies Act 1990 in Federal Territory of Labuan, Malaysia.

Change in Management

On December 5, 2017, our board of directors accepted Mr. Jacek Pavel Skurtys’s resignation from his positions as Chief Executive Officer, Chief Financial Officer, President, Secretary and the Treasurer of the Company. On June 22, 2018, Mr. Skurtys resigned from the board of directors of the Company.

On December 5, 2017, Ms. Chen Weijie tendered her resignation from the board of directors and as the Company’s Chief Operating Officer and Mr. Ramsom Koay resigned from his position as Vice President of Marketing.

To fill the vacancies that resulted from Mr. Skurtys’s resignation on December 5, 2017, our board of directors appointed Mr. Lim, Hun Beng, as the Company’s Chief Executive Officer and President and Mr. Liong Fook Weng as director, Chief Financial Officer, Secretary and Treasurer of the Company.

Entry into a Cooperation Agreement with Hampshire Motor Group (China) Ltd.

On June 25, 2018, our wholly-owned subsidiary, Vgrab International Ltd., entered into a cooperation agreement on a profit-sharing basis (the “Agreement”) with Hampshire Motor Group (China) Ltd. (“HMGC”), a related corporation, for the development and marketing of Duesenberg brand (the “Brand”) licensed to HMGC by the original Duesenberg trademark owner. Pursuant to the Agreement, Vgrab International agreed to work with HMGC on developing marketing, advertising and customer relation programs for Duesenberg’s brands, with newly-developed sub-brand, Duesey, and its Duesey Coffee being the initial product offering. Vgrab International is also expected to participate in the development of new products utilizing Duesenberg Trademark.

The term of the Agreement is 10 years, with an option to extend the Agreement for an additional 10-year period. Based on the Agreement, we will be entitled to a percentage of revenue generated from the sales of any new products developed by Vgrab International or jointly with HMGC, which percentage will be determined as follows: (i) 94% from revenue of up to $100,000, and (ii) 95% from revenue of over and above $100,000. In addition, we will also be entitled to a percentage of revenue generated from the sales of the products developed by HMGC prior to the entry into the Agreement based on the following schedule: (i) 20% from revenue of up to $100,000, (ii) 15% from revenue of up to $500,000, (iii) 10% from revenue of up to $1,000,000, and (iv) 5% from revenue of over and above $1,000,000.

As of the date of this Annual Report on Form 10-K, we have not recorded any revenue associated with this Agreement.

Business of VGrab Communications

Our original business model was based on the development of mobile applications for merchant and consumer use which were based on original VGrab Application we acquired from Hampshire Capital Limited. As our business developed our corporate strategy continued to evolve to incorporate additional new technologies and trends, thus allowing VGrab to strive to become a global advertising and ecommerce conglomerate trough expanding our products portfolio, investing into new and emerging technologies and creating strategic partnerships in a niche market.

Our goal is to provide integrated solutions and to create unique value for both brand owners and consumers, which we plan to achieve by focusing on developing our current and new networks and strategic partnerships.

We are planning to achieve our vision through development and implementation of Vgrab Smart Systems (“SMART Systems”), which will integrate leading-edge information technologies with existing or new products and processes across multiple operating platforms, thus reducing substantial costs for our clients

Our initial plan is to introduce two new main lines of services, SMART Systems and Product Development, with the primary focus on social media delivery platforms, advertising & promotions platforms, membership’s facilities, real-time stock inventory, data collections, ERP and financial data through cloud storage and management.

SMART Systems are software entities that carry out a set of operations on behalf of a user or another program with some degree of independence or autonomy, and in so doing, employ some knowledge or representation of the user’s goals or desires and the environment within which they act in order to achieve those goals.

SMART Systems incorporate functions of sensing, actuation, and control in order to describe and analyze a situation and make decisions based on the available data in a predictive or adaptive manner, thereby performing smart actions. In most cases the “smartness” of the system can be attributed to autonomous operation based on closed loop control, energy efficiency, and networking capabilities.

VGrab SMART Systems will initially consist of the following modules:

•

VGrab Cloud Management System

•

VGrab Database Management System

•

VGrab Membership System

•

VGrab Enterprise Resources Planning

•

VGrab Cloud Point of Sales System

•

VGrab Online Transactions Management System

•

VGrab Ad Rotational Management System

•

Online Directories & Apps Software (Software Updates)

VGrab Cloud Management System

VGrab is developing a cloud management platform (the “VCMS”), which, once ready, will allow its users to integrate various software tools and applications to monitor and maintain control over dynamic and scalable cloud environments. The integration of the VCMS platform will be achieved through enabling an access to IT systems that are both internal and external VGrab SMART Modules.

VGrab Database Management System

VGrab is developing a general database management system (the “VDBMS”). The VDBMS is software that can be used across all platforms for creating and managing databases. The VDBMS will provide its users with a systematic way to create, retrieve, update and manage data via dedicated interface or specially designed applications. VDBMS will also facilitate additional administrative operations such as change management, disaster recovery, compliance and performance monitoring, among others.

VGrab Membership System

VGrab membership system (the “VMS”) is a cloud-based software solution that will allow complete management of membership registrations, which could be used for anything from football season tickets, gym memberships, car parking, hospitality, coffee clubs, beer clubs, discounted club purchases, to any other promotional program that may develop in the future.

The VMS is designed to be easy to use and  will provide the functionality needed to manage any size venue in a single application, at a fraction of the cost of combining separate applications such as Microsoft Dynamics, SAP or Sage. With VMS all the customers’ data will be held securely in a single place. The VMS will enable VGrab’s clients to provide their customers with a full range of membership schemes with flexible payment options.

VGrab Enterprise Resources Planning

Traditional ERP solutions are often housed within a company’s own server infrastructure and require updating and servicing to stay current. VGrab Enterprise Resource Planning (the “VERP”) software would be hosted in a cloud environment much like SaaS (Software as a Service.) Unlike traditional ERP platforms, the VERP will rely on the Internet rather than a proprietary server infrastructure to help companies share information across departments.

The VERP software will integrate some or all of the essential functions required to run a business, e.g. accounting, vendor lists, inventory and order management, human resources, customer relationship management, etc. Unique to the VERP system is a shared database that supports multiple functions used by different business units, which will allow the clients in different types of businesses to customize the VERP to their specific needs without requiring an extensive on-premises server presence.

VGrab Cloud Point of Sales System

Cloud-based point of sale software (“POS”) is the latest trend in POS software and is increasing in popularity every day. VGrab’s cloud point of sales system (the “VPOS”) will be directly accessed from the Internet and be compatible with most point of sale hardware, including printers, cash register drawers, etc. The key benefits of the VPOS are immediate centralization of information, which is strategically important for chain retailers, less expensive start-up costs, and the ability to access key data from virtually anywhere an Internet connection exists.

VGrab Online Transactions Management System

VGrab online transactions management system (the “VOTMS”) is being developed as a class of software programs capable of supporting transaction-oriented applications on the Internet with the support and integration of various existing online banks and e-wallet systems. Typically, online transactions processing systems are used for order entry, financial transactions, customer relationship management (“CRM”) and retail sales. Such systems have a large number of users who conduct short transactions.

The VOTMS advantage will be its capability to process each transaction immediately, without need to accumulate transactions into batches, allowing for immediate updates of all affected records. The VOTMS i) holds current data; ii) stores details of each transaction; iii) dynamically updates data based on each transaction; and iv) supports day to day decision making. The VOTMS is being developed to optimize concurrency allowing multiple users to be making multiple transactions at the same time in real time.

VGrab Ad Rotational Management System

VGrab advertising rotational management system software (the “VARMS”) would cater to multiple advertisers in a single location either online or offline. It will allow a client to have their business, product or promotion advertisement to rotate with each new page load or advertising space allotted. A publishing site implementing the VARMS will be able to serve ads for multiple advertisers per page load instead of just one, thereby keeping advertising "fresh" and relevant.

The VARMS will allow greater image management through control of the frequency and duration of individual ads, which can then be analyzed by utilizing a reporting capability of the VARMS, which will allow advertisers to see how often ads were displayed, clicked, accessed, etc.

Online Directories & Apps Software (Software Updates)

VGrab’s original VGrab Technology had been previously developed as an online directory and information provider to hundreds of businesses in various industry sectors that ranged from the food and beverage outlets, merchandisers, hotels, to local attractions, etc. The Company developed two separate but integrated mobile applications for merchants, the VGrab Merchant Application, and for consumers, the VGrab Application. These platforms and applications were to sell online goods, online video service portal, and marketing services to merchants, including advertising on the Company’s website and in its newsletters. The Company's primary market for its VGrab Applications was located in Asia, focusing mainly on Malaysia.

VGrab intends to update the directories and mobile applications by using the currently being developed SMART Systems to the latest trend and technology which are; Social Software and Social Network Search Engines. VGrab will integrate and work alongside with current Social Software applications like WhatsApp, WeChat, Telegram, etc. By updating the existing platform, VGrab would be able to widen its network coverage extensively for its clients.

Our Strategy and Distribution

Our main strategy is the continued development, improvement, innovation and marketing of our VGrab SMART Systems. Once the development is finished and refined, our marketing strategy will be based mainly on ensuring our customers’ business, products and brands are fully integrated with our SMART Systems.

We intend to implement a market penetration strategy that will ensure that our services are well known and respected in our industry. Our marketing strategy will concentrate on quality, reliability, and customization of our SMART Systems with customer satisfaction being the key performance indicator.

Our promotional strategy will involve integrating traditional advertising, seminars, events, internet marketing, personal selling, public relations, and direct marketing.

Our expenditures for the next fiscal year will primarily be associated with the continuous development and testing of our SMART Systems and their modules, elements and functionalities. For some specific or highly specialized components, including but not limited to statistical analysis, data protection, software development and web utilization, we may have to seek a top end professional assistance from third parties both in Malaysia and in the North America.

Additional funding will be required in order to start expansion of the current business platforms in accordance with the new strategic plan and the goals introduced by our new management team.

Competition

The online marketing and data management industry is rapidly growing and competitive industry. We do not have a strong position in Asia or in Malaysia. We also compete with traditional marketing providers and traditional database solution providers. Our competitors include companies that have substantially greater financial resources, staff and facilities than us. Our failure to obtain and maintain a competitive position within the market could have a materially adverse effect on our business, financial condition and results of operations.

Government Regulations

We are subject to a number of foreign and domestic laws and regulations that affect companies conducting business on the Internet. Additionally, these laws and regulations may be interpreted differently across domestic and foreign jurisdictions. As a company in a new and rapidly growing industry, we are exposed to certain risks that many of these laws may change and are subject to uncertain interpretations. These laws and regulations may involve intellectual property, product liability and consumer protection, distribution, competition, online payment and point of sale services, employee, merchant and customer privacy and data security, taxes or other areas.

Patents and Trademarks

Our VGrab name has been trademarked under the registration certificate no 2014002852. The registration gives us non-exclusive right to use a letter “V”. The trademark is valid until March 14, 2024.

Dependence on Major Customers

As further described in Entry Into a Cooperation Agreement with Hampshire Motor Group (China) Ltd., as at the date of this Annual Report on Form 10-K, we have entered into the Cooperation Agreement for our marketing, promotion, and E-Commerce services. We expect that in the next 12-month period our cooperation with HMGC will account for a majority of our revenue. However, as of the date of this Annual Report on Form 10-K, we have not been able to generate revenue from the Cooperation Agreement, as the services have not started yet.

Aside form the Cooperation Agreement with HMGC, we do not rely on any other major customers.

Research and Development

During the fiscal year ended October 31, 2018, we incurred $183,427 (2017 - $180,000) on development of VGrab applications and SMART Systems.

Number of Total Employees and Number of Full Time Employees

As at the date of this Annual Report on Form 10-K our subsidiary, VGrab Malaysia, has 11 employees. Mr. Lim, our CEO and President, and Mr. Liong, our CFO, Corporate Secretary and the Treasurer, are also on payroll of  VGrab Malaysia.

Our parent Company and VGrab International have no employees and rely on the services of third-party consultants to support the operations.

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

Our ability to achieve and maintain profitability and positive cash flow from our operations is dependent upon: (i) our ability to obtain and retain customers, (ii) attract and retain merchants who wish to offer deals through our VGrab Applications and who will use ouf SMART Systems, (iii) react to challenges from existing and new competitors; and (iv) increase the awareness of our brand domestically and internationally.

In order to continue our operations, we will be required to raise additional capital through financing, which would be subject to a number of factors, including market fluctuations, customer confidence, and general economic condition.  These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.  Since our inception, we have used our common shares to raise money for our operations. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation.

Because we are in a development stage of our operations, our business has a high risk of failure.

As of the date of the filing of this Annual Report on Form 10-K we are in a development stage of our operations and have incurred net losses since  our inception. We have yet to attain profitable operations and are dependent upon obtaining adequate financing to carry out our business activities.  The success of our business operations will depend upon our ability to obtain further financing to complete our planned development and marketing programs and to attain profitable operations. Companies in development stage of their operations often encounter difficulties in generating revenue from services that are provided based on the applications installed on smart phones, and the risk of failure of these companies is high.  If we are not able to complete a successful development and marketing programs and attain sustainable profitable operations, then our business will fail.

We have determined there is substantial doubt about our ability to continue as a going concern; as a result, we could have difficulty finding additional financing.

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

Because our largest shareholder, Hampshire Avenue SDN. BHD. (“Hampshire Avenue”) controls over 63% of our outstanding common stock, investors may find that corporate decisions influenced by Hampshire are inconsistent with the best interests of other stockholders.

Hampshire Capital Limited controls 56.32% of the issued and outstanding shares of our common stock and Hampshire Infotech Sdn. controls 6.74% of the issued and outstanding shares of our common stock. Hampshire Avenue is a parent company of Hampshire and Hampshire Infotech and, accordingly, beneficially controls 63.06% or our common stock (for greater clarity, Hampshire Avenue and its subsidiaries are referred to in this Form 10-K as “Hampshire Group”). In accordance with our Articles of Incorporation and Bylaws, Hampshire Group is able to control who is elected to our board of directors and thus could act, or could have the power to act, as our management.

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

In order to continue to grow our mobile transactions, it is critical that our application works well with a range of mobile technologies, systems, networks and standards. Our business may be adversely affected if our customers choose not to access our offerings on their mobile devices or use mobile devices that do not offer access to our mobile applications. Similarly, our business may suffer if our merchants choose not to advertise through our applications or choose not to use our SMART Systems services.

We may be subject to claims that we violated intellectual property rights of others, which claims are extremely costly to defend and could require us to pay significant damages and limit our ability to operate.

Companies in the Internet and technology industries, and other patent and trademark holders seeking to profit from royalties in connection with grants of licenses, own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. We acquired the VGrab Application from an original developer, however, there may be intellectual property rights held by others, including patents, copyrighted works and/or trademarks, which cover significant aspects of our technology. Any intellectual property claims against us, regardless of merit, could be time consuming and expensive to settle or litigate and could divert management’s attention and other resources. These claims also could subject us to significant liability for damages and could result in our having to stop using technology or content found to be in violation of another party’s rights. We might be required or may opt to seek a license for rights to intellectual property held by others, which may not be available on commercially reasonable terms, or at all. Even if a license is available, we could be required to pay significant royalties, which would increase our operating expenses. We may also be required to develop alternative non-infringing technology, or content, which could require significant effort and expense and make us less competitive in the relevant market. Any of these results could harm our business and financial performance.

We have a limited number of products.

We are reliant on the marketing and sale of our VGrab Applications, Vmore Platform and SMART Systems.  If these products do not achieve sufficient market acceptance, it will be difficult for us to achieve consistent profitability.

If our software is defective, it will adversely affect our business.

Our VGrab Applications, Vmore Platform, and SMART Systems may contain undetected errors, defects or bugs. Although we have not suffered significant harm from any errors, defects or bugs to date, we may discover significant errors, defects or bugs in the future that we may not be able to correct or correct in a timely manner.

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

We have achieved limited brand awareness with respect to our VGrab Applications, Vmore Platform., and SMART Systems.  There is no assurance that we will be able to achieve brand awareness.  In addition, we must develop a successful market for our products in order to complete sales. If we are not able to develop successful markets for our products, then such failure will have a material adverse effect on our business, financial condition and operating results.

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

Our success will largely depend on our ability to hire highly qualified personnel with experience in marketing, programming, data architecture and design. These individuals may be in high demand and we may not be able to attract the staff we need. In addition, we may not be able to afford the high salaries and fees demanded by qualified personnel or may lose such employees after they are hired. Currently, we have not hired any key personnel. Our failure to hire key personnel when needed could have a significant negative effect on our business.

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

Because majority of our directors are not independent, they can make and control corporate decisions that may be disadvantageous to other common shareholders.

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

VGrab International executive office is located at Kensington Gardens, No U1317, Lot 7616, Jalan Jumidar Buyong, 87000 Labuan, Malaysia. VGrab Malaysia office is located at POD 5, Unit 704,Level 7,Uptown One, No 1, Jalan SS21/56, Damansara Uptown, 47400 Petaling Jaya, Selangor, Malaysia. We pay 1,100 Ringgit (US$265) per month for this office space.

ITEM 3: LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings and, to the best of our knowledge, none of our claims or assets are the subject of any pending legal proceedings.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.

Our common stock commenced trading on OTC Markets inter-dealer quotation system under the symbol VZAGF on March 8, 2013. On January 8, 2014, we changed our name to CoreComm Solutions Inc., and our stock symbol changed to COCMF; on February 11, 2015, we changed our name to VGrab Communications Inc., and our stock symbol changed to VGRBF effective February 13, 2015.

The table below gives the high and low bid information for each fiscal quarter for the last two fiscal years. The bid information was obtained from OTC Markets Group Inc. and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Table 1: High and low bids

	High	Low
Fiscal quarters ended:
October 31, 2018	$0.135	$0.10
July 31, 2018	$0.16	$0.08
April 30, 2018	$0.13	$0.07
January 31, 2018	$0.1864	$0.008
October 31, 2017	$0.148	$0.03
July 31, 2017	$0.12	$0.05
April 30, 2017	$0.14	$0.05
January 31, 2017	$0.05	$0.025

Holders

As of January 29, 2019, we had 36 shareholders of record according to a shareholders’ list provided by our transfer agent. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name. Our transfer agent is Empire Stock Transfer with an address at 1859 Whitney Mesa Dr. Henderson, Nevada, 89014 and their phone number is 702-818-5898.

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

Under the Business Corporations Act, we are prohibited from declaring or paying dividends if there are reasonable grounds for believing that we are insolvent, or the payment of dividends would render us insolvent.

Recent Sales of Unregistered Securities

On September 4, 2018, we issued 500,000 shares of our common stock to our former CEO, CFO, President, and director, Mr. Skurtys. The shares were issued as consideration for Mr. Skurtys’s past services and were valued at $60,000, fair market value as at May 31, 2018, the date of the Release Agreement, the Company entered into with Mr. Skurtys.

The shares were issued to Mr. Skurtys in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Regulation S of the Securities Act, on the basis of representations made by Mr. Skurtys that he is not a "US Person" (as that term is deﬁned in Regulation S) and was not in the United States at the time he received the shares. The Company did not engage in any form of “directed selling efforts” (as that term is defined in Regulation S) in connection with the issuance of the shares to Mr. Skurtys.

ITEM 6: SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary of financial condition

Table 2: Comparison of financial condition

	October 31, 2018	October 31, 2017
Working capital deficit	$(894,941)	$(392,986)
Current assets	$23,745	$19,988
Total liabilities	$918,686	$412,974
Common stock and additional paid in capital	$5,481,470	$5,421,470
Deficit	$(6,422,908)	$(5,865,739)
Accumulated other comprehensive income	$50,428	$51,283

Results of operations

YEARS ENDED OCTOBER 31, 2018 AND 2017

Our operating results for the years ended October 31, 2018 and 2017 and the changes in our operating results between them are summarized in the Table 3 below.

Table 3: Summary

	Year ended October 31,		Percentage increase /
	2018	2017	(decrease)
Operating expenses	$(561,569)	$(273,695)	105%
Foreign exchange	7,376	(15,922)	146%
Interest expense	(2,976)	(250)	1,090%
Net loss	(557,169)	(289,867)	92%
Translation to reporting currency	(855)	12,957	(107)%
Comprehensive loss	$(558,024)	$(276,910)	102%

Revenue

During the years ended October 31, 2018 and 2017 we did not have any revenue generating operations.  We are presently in the early development stage of our operations, with our main business goal being software application development, marketing and distribution. We can provide no assurances that we will be able to generate enough cash flow from our operations to support our ongoing operations.

Operating Expenses

Our operating expenses for the years ended October 31, 2018 and 2017 consisted of the following:

Table 4: Changes in operating expenses

	Year ended October 31,		Percentage increase /
	2018	2017	(decrease)
Operating expenses:
Accounting	$19,206	$16,734	15%
General and administrative expenses	50,139	47,677	5%
Management fees	62,038	-	n/a
Professional fees	7,058	8,013	(12)%
Regulatory and filing	21,426	21,271	1%
Salaries and wages	206,825	-	n/a
Software development costs	183,427	180,000	2%
Travel and entertainment	11,450	-	n/a
Total operating expenses	$561,569	$273,695	105%

Our operating expenses increased by $287,874, or 105%, from $273,695 for the year ended October 31, 2017, to $561,569 for the year ended October 31, 2018. The most significant change in our operating expenses was associated with salaries and wages we incurred through our subsidiaries in Malaysia, which totaled $206,825 and were mainly associated with salaries and reimbursable expenses we accrued to our CEO and CFO. Second largest expense was associated with $62,038 in management fees we recorded on issuance of 500,000 common shares to our former CEO and CFO as consideration for his past services. During our Fiscal 2018, we recorded $11,450 in travel and entertainment expenses, which were also associated with increased operating activity in VGrab Malaysia. In addition to the above expenses, our software development costs increased by $3,427 to $183,427 we incurred during the year ended October 31, 2018, as compared to $180,000 we incurred during the year ended October 31, 2017, which was followed by an increase in general and administrative fees of $2,462, from $47,677 during the year ended October 31, 2017, to $50,139 we incurred during our Fiscal 2018, and by increase in accounting fees of $2,472,  from $16,734 during the year ended October 31, 2017, to $19,206 we incurred during our Fiscal 2018.

Other Items

During the year ended October 31, 2018, we recorded $7,376 in realized foreign exchange gains associated with the fluctuation in foreign exchange between the US, Canadian, and Malaysian currencies. During the year ended October 31, 2017, we recorded $15,922 in realized foreign exchange losses associated with the fluctuation in foreign exchange between the US and Canadian currencies.

During the year ended October 31, 2018, we recorded $2,976 (2017 - $250) in interest associated with our liabilities under the notes payable we issued to our major shareholder.

Translation to Reporting Currency

Changes in translation to reporting currency result from a difference between our functional currency, being the Canadian dollar for the parent Company and Malaysian Ringgit for VGrab Malaysia, and our reporting currency, being the United States dollar. These differences are caused by fluctuation in foreign exchange between the three currencies as well as different accounting treatments between various financial instruments.

Liquidity

GOING CONCERN

The audited consolidated financial statements included in this Annual Report on Form 10-K have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. We have not generated any revenues from operations since inception, have never paid any dividends and are unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. Our continuation as a going concern depends upon the continued financial support of our shareholders and management, our ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations.

Based upon our current plans, we expect to incur operating losses in future periods. At October 31, 2018, we had a working capital deficit of $894,941 and accumulated losses of $6,422,908 since inception. These factors raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we will be able to generate significant revenues in the future. The consolidated financial statements included with this Annual Report on Form 10-K do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern. Therefore, we may be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

INTERNAL AND EXTERNAL SOURCES OF LIQUIDITY

Table 5: Working Capital

	At October 31, 2018	At October 31, 2017
Current assets	$23,745	$19,988
Current liabilities	(918,686)	(412,974)
Working capital deficit	$(894,941)	$(392,986)

During the year ended October 31, 2018, our working capital deficit increased by $501,955, from $392,986 at October 31, 2017 to $894,941 at October 31, 2018. The increase in working capital deficit was primarily related to the increase in accounts payable for software development costs as well as amounts due to related parties mainly on account of deferred salaries we incurred to our CEO and CFO who were employed through VGrab Malaysia.

Table 6: Cash Flows

	At October 31, 2018	At October 31, 2017
Net cash used in operating activities	$(101,046)	$(57,581)
Net cash used in investing activities	(3,931)	-
Net cash provided by financing activities	107,205	35,841
Effect of exchange rate changes on cash	(151)	572
Net increase (decrease) in cash	$2,077	$(21,168)

Net cash used in operating activities. During the year ended October 31, 2018, we used $101,046 to support our operating activities. This cash was used to cover our cash operating expenses of $497,898, to increase our GST recoverable and prepaid expenses by $203 and $1,577, respectively. These uses of cash were offset by increases in accounts payable and accrued liabilities of $190,186, amounts due to related parties of $27,481 and accrued salaries to our CEO and CFO of $180,965.

During the year ended October 31, 2017, we used $57,581 to support our operating activities. This cash was used to cover our cash operating expenses of $273,228, and was offset by decreases in GST recoverable and prepaid expenses of $791 and $404, respectively, and by increases in accounts payable and accrued liabilities of $213,724 and amounts due to related parties of $728.

Non-cash operating activities. During the year ended October 31, 2018, we recorded $3,705 in foreign exchange fluctuation between the US, Canadian, and Malaysian currencies, and $2,976 in interest we accrued on the notes payable we issued to Hampshire Avenue SDN BHD, a parent company of Hampshire Group (“Hampshire Avenue”). In addition, we recorded $60,000 as a one-time management fee associated with the fair value of 500,000 shares we issued to our former CEO, CFO and director on resignation.

During the year ended October 31, 2017, we recorded $16,389 in foreign exchange fluctuation between the US and Canadian currencies, and $250 in interest we accrued on the notes payable we issued to Hampshire Avenue SDN BHD (“Hampshire Avenue”).

Net cash used in investing activities. During the year ended October 31, 2018, we used $3,931 to acquire computer equipment for our operations in Malaysia. We did not have any investing activities during our Fiscal 2017.

Net cash provided by financing activities. During the year ended October 31, 2018, we received $107,205 in proceeds from the loan agreements with Hampshire Avenue. The loans bear interest at 4% per annum, are unsecured and payable on demand.

During the year ended October 31, 2017, we received $35,841 as proceeds from the loan agreements with Hampshire Avenue. The loans bear interest at 4% per annum, are unsecured and payable on demand.

Capital Resources

Our ability to continue the development and marketing of the VGrab Applications and SMART Systems is subject to our ability to obtain the necessary funding.  We expect to raise funds through sales of our debt or equity securities. We have no committed sources of capital.  If we are unable to raise funds as and when we need them, we may be required to curtail, or even to cease, our operations.

As of October 31, 2018, we had cash on hand of $17,964 and working capital deficit of $894,941, which raises substantial doubt about our continuation as a going concern. We plan to mitigate our losses in future years by controlling our operating expenses and actively seeking new distribution channels for our VGrab Applications. We cannot provide assurance that we will be successful in generating additional capital to support our development. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Contingencies and Commitments

We had no contingencies at October 31, 2018.

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

Our significant accounting policies are disclosed in the notes to the audited consolidated financial statements for the year ended October 31, 2018. The following accounting policies have been determined by our management to be the most important to the portrayal of our financial condition and results of operation:

Principles of Consolidation

The Company’s audited consolidated financial statements include the accounts of the Company and its subsidiaries. On consolidation, the Company eliminates all intercompany balances and transactions.

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

Foreign Currency Translation and Transaction

The Parent Company’s functional currency is the Canadian dollar, and VGrab Malaysia’s functional currency is Ringgit, the Company’s reporting currency is the United States dollar. VGrab International’s functional and reporting currency is the United States dollar. The Company translates assets and liabilities to US dollars using year-end exchange rates, and translates revenues and expenses using average exchange rates during the period. Gains and losses arising on translation to the reporting currency are included in the other comprehensive income.

Foreign exchange gains and losses on the settlement of foreign currency transactions are included in foreign exchange expense. Except for translations of intercompany balances, all translations of monetary balances to the functional currency at the yearend exchange rate are included in foreign exchange expense. The translations of intercompany balances to the functional currency at the yearend exchange rate are included in accumulated other comprehensive income or loss.

Fair Value of Financial Instruments

Our financial instruments include cash, accounts payable and accruals as well as amounts due to related parties. We believe the fair value of these financial instruments approximate their carrying values due to their short-term nature.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and accounts receivable.

At October 31, 2018, we had $8,069 in cash on deposit with a large chartered Canadian bank and $9,895 in cash on deposits with a bank in Malaysia. As part of our cash management process, we perform periodic evaluations of the relative credit standing of these financial institutions.  We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Vgrab Communications Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Vgrab Communications Inc. (the "Company") as of October 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ deficit and cash flows, for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated operating revenues to date, has accumulated losses of $6,422,908 since inception, and requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion in accordance with the standards of the PCAOB.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/DMCL

DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED PROFESSIONAL ACCOUNTANTS

We have served as the Company’s auditor since 2010

Vancouver, Canada

January 29, 2019

VGRAB COMMUNICATIONS INC.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	October 31, 2018	October 31, 2017

ASSETS

Current assets
Cash	$17,964	$15,887
GST recoverable	982	798
Prepaids	4,799	3,303
Total current assets	23,745	19,988

Equipment	3,931	-
Total assets	$27,676	$19,988

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$454,254	$265,251
Accrued liabilities	9,555	10,239
Due to related parties	354,877	37,484
Loan payable	100,000	100,000
Total liabilities	918,686	412,974

Stockholders' deficit
Common stock, no par value, unlimited number authorized, 35,513,838 and 35,013,838 issued and outstanding at October 31, 2018 and 2017, respectively	5,358,377	5,298,377
Additional paid in capital	123,093	123,093
Accumulated other comprehensive income	50,428	51,283
Deficit	(6,422,908)	(5,865,739)
Total stockholders' deficit	(891,010)	(392,986)
Total liabilities and stockholders' deficit	$27,676	$19,988

The accompanying notes are an integral part of these consolidated financial statements.

VGRAB COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

	Year Ended October 31,
	2018	2017

Operating expenses
Accounting	$19,206	$16,734
General and administrative expenses	50,139	47,677
Management fees	62,038	-
Professional fees	7,058	8,013
Regulatory and filing	21,426	21,271
Salaries and wages	206,825	-
Software development costs	183,427	180,000
Travel and entertainment	11,450	-
	(561,569)	(273,695)
Other items
Foreign exchange	7,376	(15,922)
Interest expense	(2,976)	(250)

Net loss	(557,169)	(289,867)
Translation to reporting currency	(855)	12,957
Comprehensive loss	$(558,024)	$(276,910)

Loss per share - basic and diluted	$(0.02)	$(0.01)

Weighted average number of shares outstanding:	35,091,920	35,013,838

The accompanying notes are an integral part of these consolidated financial statements.

VGRAB COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(EXPRESSED IN US DOLLARS)

	Common
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit	Total

Balance at October 31, 2016	35,013,838	$5,298,377	$123,093	$38,326	$(5,575,872)	$(116,076)

Translation to reporting currency	-	-	-	12,957	-	12,957
Net loss	-	-	-	-	(289,867)	(289,867)
Balance at October 31, 2017	35,013,838	5,298,377	123,093	51,283	(5,865,739)	(392,986)

Management fees paid by shares	500,000	60,000	-	-	-	60,000
Translation to reporting currency	-	-	-	(855)	-	(855)
Net loss	-	-	-	-	(557,169)	(557,169)
Balance at October 31, 2018	35,513,838	$5,358,377	$123,093	$50,428	$(6,422,908)	$(891,010)

The accompanying notes are an integral part of these consolidated financial statements.

VGRAB COMMUNICATIONS INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

	Year Ended October 31,
	2018	2017

Cash flow used in in operating activities
Net loss	$(557,169)	$(289,867)

Accrued interest	2,976	250
Management fees, non-cash	60,000	-
Foreign exchange	(3,705)	16,389

Changes in operating assets and liabilities
GST recoverable	(203)	791
Prepaids	(1,577)	404
Accounts payable and accrued liabilities	190,186	213,724
Due to related parties	27,481	728
Accrued salaries	180,965	-
Net cash used in operating activities	(101,046)	(57,581)

Cash flows used in investing activities
Purchase of equipment	(3,931)	-
Net cash used in investing activities	(3,931)	-

Cash flows provided by financing activities
Loans payable to related party	107,205	35,841
Net cash provided by financing activities	107,205	35,841

Effect of exchange rate changes on cash	(151)	572

Net increase (decrease) in cash	2,077	(21,168)

Cash, beginning	15,887	37,055

Cash, ending	$17,964	$15,887

The accompanying notes are an integral part of these consolidated financial statements.

VGRAB COMMUNICATIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2018

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

On June 24, 2015, the Company formed a subsidiary, VGrab International Ltd., (“Subsidiary”) under the Labuan Companies Act 1990 in Federal Territory of Labuan, Malaysia. On May 17, 2018, the Company formed an additional subsidiary, VGrab Communications Malaysia Sdn Bhd (“VGrab Malaysia”) under the Labuan Companies Act 1990 in Federal Territory of Labuan, Malaysia (collectively, the “Subsidiaries”).

The Company’s consolidated financial statements are prepared on a going concern basis in accordance with US generally accepted accounting principles (“GAAP”) which contemplate the realization of assets and discharge of liabilities and commitments in the normal course of business. The Company has not generated operating revenues to date, and has accumulated losses of $6,422,908 since inception.  The Company has funded its operations through the issuance of capital stock and debt.  Management plans to raise additional funds through equity and/or debt financing.  There is no certainty that further funding will be available as needed.  These factors raise substantial doubt about the ability of the Company to continue operating as a going concern.  The Company’s ability to continue its operations as a going concern, realize the carrying value of its assets, and discharge its liabilities in the normal course of business is dependent upon its ability to raise new capital sufficient to fund its commitments and ongoing losses, and ultimately on generating profitable operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with US GAAP and are presented in United States dollars.

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

Principles of Consolidation

The audited consolidated financial statements include the accounts of the Company and its Subsidiaries. On consolidation, all intercompany balances and transactions are eliminated.

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

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment).  There were no assets or liabilities measured at fair value on a nonrecurring basis during the periods ended October 31, 2018 and 2017.

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

Foreign exchange gains and losses on the settlement of foreign currency transactions are included in foreign exchange expense. Except for translations of intercompany balances, all translations of monetary balances to the functional currency at the yearend exchange rate are included in foreign exchange expense. The translations of intercompany balances to the functional currency at the yearend exchange rate are included in accumulated other comprehensive income or loss.

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

Equipment

Equipment is stated at cost and is amortized over its estimated useful life on a straight-line basis over 2 years.

NOTE 3 - RELATED PARTY TRANSACTIONS

The following amounts were due to related parties as at:

	October 31, 2018	October 31, 2017

Due to a major shareholder for payments made on behalf of the Company (a)	$1,301	$728
Notes payable to a major shareholder (b)	148,289	36,719
Due to the Chief Executive Officer (“CEO”) and Director of the Company (a)	121,156	--
Due to the Chief Financial Officer (“CFO”) and Director of the Company (a)	84,131	--
Due to a former director (a)	--	37
Total due to related parties	$354,877	$37,484

(a) Amounts are unsecured, due on demand and bear no interest.

(b) Amounts are unsecured, due on demand and bear interest at 4%.

During the year ended October 31, 2018, the Company recorded $2,976 (2017 - $250) in interest expense associated with its liabilities under the notes payable issued to the major shareholder.

During the year ended October 31, 2018, the Company received $107,205 (2017 - $35,841) in exchange for the notes payable to Hampshire Avenue SDN BHD, a parent company of Hampshire Capital Limited and Hampshire Infotech. The loans bear interest at 4% per annum, are unsecured and payable on demand.

During the year ended October 31, 2018, the Company incurred $100,536 (2017 - $Nil) in wages and salary to Mr. Lim Hun Beng, the Company’s CEO, President and director, in addition, the Company incurred $24,076 (2017 - $Nil) in reimbursable expenses with Mr. Lim.

During the year ended October 31, 2018, the Company incurred $80,429 (2017 - $Nil) in wages and salary to Mr. Liong Fook Weng, the Company’s CFO and director, in addition, the Company incurred $7,326 (2017 - $Nil) in reimbursable expenses with Mr. Liong.

On May 31, 2018, the Company entered into a release agreement with its then current director, Mr. Skurtys. As consideration for Mr. Skurtys’s past services, the Company agreed to issue to Mr. Skurtys 500,000 shares of its common stock as fully paid and non-assessable. The fair value of these shares was calculated to be $60,000, which the Company recorded as management fees. The shares were issued on September 4, 2018 (Note 5).

NOTE 4 - EQUIPMENT

As at October 31, 2018, the equipment consisted of several computers and office equipment required for operations and costing at $3,931. The Company did not record any amortization on its equipment for the year ended October 31, 2018.

NOTE 5 - COMMON STOCK

During the year ended October 31, 2018, the Company, the Company issued 500,000 shares of its common stock to Mr. Skurtys (Note 3). The shares were issued as consideration for Mr. Skurtys’s past services. The shares had a fair market value of $60,000 and were recorded as management fees.

Share issuances during the year ended October 31, 2017

During the year ended October 31, 2017, the Company did not have any transactions that would have resulted in issuance of its common stock.

NOTE 6 - INCOME TAXES

The Company has established a valuation allowance against its federal and state deferred tax assets due to the uncertainty surrounding the realization of such assets as evidenced by the cumulative losses from operations through October 31, 2018. Management periodically evaluates the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that deferred assets are realizable, the valuation allowance will be reduced accordingly and recorded as a tax benefit.

A reconciliation of income taxes at statutory rates is as follows:

	Year ended October 31,
	2018	2017
Loss before income taxes	$(557,169)	$(289,867)
Statutory tax rate	26%	26%
Expected recovery of income taxes	(145,000)	(75,000)
Non-deductible expenses	-	3,000
Share issue costs	(4,000)	(4,000)
Effect of foreign exchange	359,000	346,000
Adjustment to prior year provision to statutory tax returns	923,000	942,000
Change in valuation allowance	(1,133,000)	(1,212,000)
	$--	$--

The Company’s tax-effected deferred income tax assets and liabilities are estimated as follows:

	Year ended October 31,
	2018	2017
Share issuance costs	$13,000	$13,000
Non-capital losses carried forward	307,000	228,000
Mineral properties	4,000	4,000
Less: Valuation allowance	(324,000)	(245,000)
	$--	$--

The Company has non-capital losses carried forward of approximately $1,182,000 which will expire from 2031 to 2038.

NOTE 7 - SUBSEQUENT EVENTS

Subsequent to October 31, 2018, the Company received a total of $86,800 under loan agreements with its major shareholder. The loans bear interest at 4% per annum compounded monthly are unsecured, non-convertible and payable on demand.

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

Our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of October 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the assessment, our Chief Executive Officer and Chief Financial Officer determined that, as of October 31, 2018, our internal control over financial reporting was not effective due to limited segregation of duties.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the fourth quarter of the last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Table 7 contains certain information regarding our directors, executive officers and key personnel.

Table 7: Directors and officers

Name	Age	Position
Lim, Hun Beng	61	Director, Chief Executive Officer, and President
Liong, Fook Weng	47	Director, Chief Financial Officer, Secretary, and Treasurer
Ong, See-Ming	59	Director

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

Mr. Liong Fook Weng was born in Malaysia and received his master’s degree in Business Administration from the University of Durham, the United Kingdom, he also has his business certificate in hospitality from Michigan State University, USA. Since 1991, Mr. Liong has held many senior management positions in several publicly listed and privately-owned companies within the manufacturing, and ecommerce industries. He has more than 20 years’ experience in managing the companies and contributing to their expansion plans through streamlining their financial strategies or corporate restructuring.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act and the rules thereunder require our officers and directors, and persons who own more than 10% of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies.  To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, the following persons have, during the fiscal year ended October 31, 2018, failed to file, on a timely basis, the reports required by Section 16(a) of the Exchange Act:

•

Mr. Ong, a member of our Board of Directors was appointed as our director on August 14, 2017.  Mr. Lim has not filed his Form 3 reflecting his status as a director of VGrab Communications Inc.

•

Mr. Ong acquired 100,000 shares of our common stock in a private transaction on January 22, 2018. Mr. Ong has not filed his Form 4 reflecting his share position.

•

Mr. Liong, our CFO and a member of our Board of Directors was appointed as our director and CFO on December 5, 2017. Mr. Liong filed his Form 3 reflecting his status as a director and officer of the Company on January 23, 2018.

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

ITEM 11: EXECUTIVE COMPENSATION

Table 8 summarizes all compensation for the 2018 and 2017 fiscal years received by our Chief Executive Officer, our two most highly compensated executive officers who earned more than $100,000 and up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of the last completed fiscal year (collectively, the “Named Executive Officers”).

Table 8: Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Lim, Hun Beng (1)	2018	100,536	nil	nil	nil	nil	nil	24,076	124,612
CEO, CFO, President and Director	2017	nil	nil	nil	nil	nil	nil	nil	nil
Liong, Fook Weng (2)	2018	80,429	nil	nil	nil	nil	nil	7,326	84,860
Director, CFO, Secretary, and Treasurer	2017	nil	nil	nil	nil	nil	nil	nil	nil
Jacek P. Skurtys (3)	2018	nil	nil	62,038	nil	nil	nil	nil	62,038
Former Director, CEO, CFO, and President	2017	nil	nil	nil	nil	nil	nil	nil	nil
Ramsom Koay (4)	2018	nil	nil	nil	nil	nil	nil	nil	nil
Former Vice President of Marketing	2017	nil	nil	nil	nil	nil	nil	nil	nil
Chen Weijie (5)	2018	nil	nil	nil	nil	nil	nil	nil	nil
Former Director, COO	2017	nil	nil	nil	nil	nil	nil	nil	nil

Notes:

1.

Mr. Lim was appointed as a member of our Board of Directors on July 19, 2016 and President and CEO on December 5, 2017.

2.

Mr. Liong was appointed as a member of our Board of Directors, CFO, Corporate Secretary and Treasurer on December 5, 2017.

3.

Mr. Skurtys was appointed as a member of our Board of Directors, President, CEO and CFO on February 10, 2015. Mr. Skurtys resigned as the Company’s President, CEO, CFO, Secretary and Treasurer on December 5, 2017, and as director on June 22, 2018. On May 31, 2018, as consideration for the past services, we agreed to issue to Mr. Skurtys 500,000 shares of our common stock at $0.12 per share as fully paid and non-assessable, the shares were issued on September 4, 2018.

4.

Mr. Koay was appointed as our Vice President of Marketing on October 26, 2015. Mr. Koay resigned from his position as VP of Marketing on December 5, 2017.

5.

Ms. Chen was appointed as our Chief Operating Officer and Director on August 14, 2017. Ms. Chen resigned from her position as COO and a director on December 5, 2017.

Employment Agreements

During the year ended October 31, 2018, the Company entered into an employment agreement with Mr. Lim, Hun Beng, its Chief Executive Officer and President. Under the terms of the employment agreement, the Company agreed to hire Mr. Lim as the Company’s CEO and President and agreed to pay Mr. Lim an annual salary of USD$120,000. The terms of the employment agreement provide that in addition to the annual salary, the Company will pay Mr. Lim a monthly out-of-pocket allowance of approximately $2,400 (RM10,000), and an annual bonus equivalent to a minimum 100% annual base salary, which bonus will be based on the achievement of certain performance milestones predetermined by the Company’s board of directors.

During the year ended October 31, 2018, the Company entered into an employment agreement with Mr. Liong, Fook Weng, its Chief Financial Officer, Secretary and Treasurer. Under the terms of the employment agreement, the Company agreed to hire Mr. Lim as the Company’s CFO and agreed to pay Mr. Liong an annual salary of USD$96,000. The terms of the employment agreement provide that in addition to the annual salary, the Company will reimburse Mr. Liong for all reasonable out of pocket expenses, and an annual bonus equivalent to a minimum 100% annual base salary, which bonus will be based on the achievement of certain performance milestones predetermined by the Company’s board of directors.

Outstanding Equity Awards at Fiscal Year End

As at October 31, 2018, we did not have any outstanding equity awards.

We have no plans that provide for the payment of retirement benefits, or benefits that will be paid primarily following retirement, including but not limited to tax-qualified defined benefit plans, supplemental executive retirement plans, tax-qualified defined contribution plans and nonqualified defined contribution plans.

We do not have a compensation committee.

DIRECTOR COMPENSATION

During the year ended October 31, 2018 Mr. Ong, See-Ming served as an independent director of the Company. We did not pay Mr. Ong any compensation for serving on our board of directors. Compensation paid to directors who were also named executive officers during our October 31, 2018, fiscal year is set out in the table above.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Table 9 presents, as of January 29, 2019, information regarding the beneficial ownership of our common stock with respect to each of our executive officers, each of our directors, each person known by us to own beneficially more than 5% of the common stock, and all of our directors and executive officers as a group.  Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power over securities.  Each individual or entity named has sole investment and voting power with respect to the shares of common stock indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted.

Table 9: Security ownership

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Shares (1)
Security Ownership, Directors and Officers
Common Shares	LIM HUN BENG	22,394,951(2)	63.06%
	21 Denai Endau 3, Seri Tanjonk Tokong	Indirect
	10470 Georgetown, Penang, Malaysia
Common Shares	LIONG, FOOK WENG	Nil	Nil
	No 5, Jalan 2M, Anggun 2,	n/a
	Rawang 48000, Selangor D.E, Malaysia
Common Shares	ONG, SEE-MING	150,000	0.42%
	144 Holland Road	Direct
	#07-146 Holland Court, Singapore 278576
Common Shares	All Officers and Directors as a Group	22,544,951	63.48%

Security Ownership, 5% Shareholders
Common Shares	HAMPSHIRE CAPITAL LTD.	20,000,000(2)	56.32%
	Kensington Gardens, No. U1317. Lot 7616	Direct
	Jalan Jumidar Buyong, 87000, Labuan F.T. Malaysia
Common Shares	HAMPSHIRE INFOTECH SDN	2,394,951(2)	6.74%
	Kensington Gardens, No. U1317. Lot 7616	Direct
	Jalan Jumidar Buyong,
	87000, Labuan F.T. Malaysia
Common Shares	HAMPSHIRE AVENUE SDN. BHD.	22,394,951(2)	63.06%
	Kensington Gardens, No. U1317. Lot 7616	Indirect
	Jalan Jumidar Buyong,
	87000, Labuan F.T. Malaysia
Common Shares	LIM HUN BENG	22,394,951(2)	63.06%
	21 Denai Endau 3, Seri Tanjonk Tokong	Indirect
	10470 Georgetown, Penang, Malaysia

Notes:

1.

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of our shares actually outstanding on January 29, 2019.  As of January 29, 2019, there were 35,513,838 common shares issued and outstanding.

2.

Hampshire Capital Ltd (“Hampshire”) is the direct beneficial owner of 20,000,000 shares of our common stock. Hampshire Infotech Sdn (“Hampshire Infotech”) is the direct beneficial owner of 2,394,951 shares of our common stock. Hampshire Avenue Sdn. Bhd (“Hampshire Avenue”) is the parent company of Hampshire and Hampshire Infotech, and Mr. Lim, as the executive officer and director of Hampshire Avenue, are the indirect beneficial owners of our securities held directly by Hampshire and Hampshire Infotech, with shared voting and dispositive power over those securities.

Changes in Control

We are not aware of any arrangements that may result in a change in control.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

Our common shares are quoted on the OTC Markets inter-dealer quotation system, which does not have director independence requirements.  For the purpose of determining director independence, we have adopted the independence requirements of Canadian National Instrument 52-110 - Audit Committees (“NI 52-110”) as we are an OTC reporting issuer in the province of British Columbia. NI 52-110 recommends that the Board of Directors of a public company be constituted with a majority of individuals who qualify as “independent” directors. An “independent” director is a director who has no direct or indirect material relationship with us. A material relationship is a relationship, which could, in the view of the Board of Directors, reasonably interfere with the exercise of a director’s independent judgment. Mr. Ong, See-Ming qualifies as independent director. Lim, Hun Beng is not an independent director as he beneficially holds 63.06% of our common stock. Mr. Lim is also our CEO and President. Mr. Liong, Fook Weng is not an independent director because of his position as CFO, Secretary and Treasurer.

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

Hampshire Avenue SDN BHD

During the past two fiscal years and up to the date of the filing of this Annual Report on Form 10-K, we have entered into the following related party transactions with Hampshire Avenue SDN BHD, a parent company of Hampshire Infotech, our direct shareholder, controlled by Mr. Lim:

•

During the year ended October 31, 2017, we received $35,841 as proceeds from the loan agreements with Hampshire Avenue SDN BHD. The loans bear interest at 4% per annum, are unsecured and payable on demand.

•

During the year ended October 31, 2018, we received $107,205 as proceeds from the loan agreements with Hampshire Avenue SDN BHD. The loans bear interest at 4% per annum, are unsecured and payable on demand.

•

Subsequent to the year ended October 31, 2018, and up to the date of the filing of this Annual Report on Form 10-K, we received $86,806 as proceeds from the loan agreements with Hampshire Avenue SDN BHD. The loans bear interest at 4% per annum, are unsecured and payable on demand.

Lim, Hun Beng

During year ended October 31, 2018, we entered into an employment agreement with Mr. Lim. Under the terms of the employment agreement, we agreed to pay Mr. Lim an annual salary of $120,000, and provide him with a monthly allowance for out-of-pocket expenses of $2,400 (RM10,000); in addition to the salary we agreed to pay Mr. Lim an annual bonus equivalent to a minimum 100% annual base salary, which bonus will be based on the achievement of certain performance milestones predetermined by the Company’s board of directors. As at October 31, 2018, we have accrued a total of $121,156 in salary and reimbursable expenses payable to Mr. Lim. Subsequent to October 31, 2018, we continue to accrue Mr. Lim’s salary based on the above described employment agreement.

During the year ended October 31, 2018, we entered into an employment agreement with Mr. Liong, Fook Weng. Under the terms of the employment agreement, we agreed to pay Mr. Lim an annual salary of $96,000 and to reimburse Mr. Liong for all reasonable out-of-pocket expenses; in addition to the salary we agreed to pay Mr. Liong  an annual bonus equivalent to a minimum 100% annual base salary, which bonus will be based on the achievement of certain performance milestones predetermined by the Company’s board of directors. As at October 31, 2018, we have accrued a total of $84,131 in salary and reimbursable expenses payable to Mr. Liong. Subsequent to October 31, 2018, we continue to accrue Mr. Liong’s salary based on the above described employment agreement.

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

2018 - $21,231 - Dale Matheson Carr-Hilton Labonte LLP

2017 - $28,261 - Dale Matheson Carr-Hilton Labonte LLP

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2018 - $0 - Dale Matheson Carr-Hilton Labonte LLP

2017 - $0 - Dale Matheson Carr-Hilton Labonte LLP

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2018 - $2,039 - Dale Matheson Carr-Hilton Labonte LLP

2017 - $3,824 - Dale Matheson Carr-Hilton Labonte LLP

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2) and (3) was:

2018 - $0 - Dale Matheson Carr-Hilton Labonte LLP

2017 - $0 - Dale Matheson Carr-Hilton Labonte LLP

Our board of directors pre-approves all audit and permissible non-audit services provided by the independent auditors.  These services may include audit services, audit-related services, tax services and other services.

PART IV

ITEM 15: EXHIBITS

The following table sets out the exhibits either filed herewith or incorporated by reference.

Exhibit	Description
3.1	Notice of Articles.(6)
3.2	Articles.(1)
3.3	Certificate of Continuation.(2)
3.4	Certificate of Change of Name dated January 6, 2014.(6)
3.5	Certificate of Change of Name dated February 11, 2015.(8)
10.2	Property Purchase Agreement dated April 11, 2012 between the Company and Gerald Diakow.(1)
10.4	Software Purchase Agreement between the Company and Hampshire Capital Limited. dated January 8, 2015.(7)
10.5	Service Agreement between VGrab International Ltd. and Hampshire Infotech SDN BHD dated July 12, 2015.(9)
10.6	Loan Agreement between VGrab Communications Inc. and Hampshire Avenue SDN BHD dated January 19, 2016. (9)
10.7	Loan Agreement between VGrab Communications Inc. and Hampshire Avenue SDN BHD dated February 4, 2016.(9)
10.8	Loan Agreement between VGrab Communications Inc. and Hampshire Avenue SDN BHD dated February 5, 2016.(10)
10.9	Loan Agreement between VGrab Communications Inc. and Hampshire Avenue SDN BHD dated April 12, 2016.(10)
10.10	Release Agreement between Nelson Da Silva and VGrab Communications Inc. dated July 19, 2016.(11)
10.11	Debt Settlement Agreement between Hampshire Infotech SDN. and VGrab Communications Inc. dated July 11, 2016.(12)
10.12	Debt Settlement Agreement between Lim Chin Yang and VGrab Communications Inc. dated July 11, 2016.(12)
10.13	Loan Agreement between BSmart Technology Limited and VGrab Communications Inc. dated July 12, 2016.(13)
10.14	Loan Agreement between VGrab Communications Inc. and Hampshire Avenue SDN BHD dated July 25, 2017.(14)
10.15	Loan Agreement between VGrab Communications Inc. and Hampshire Avenue SDN BHD dated August 8, 2017. (14)
10.16	Loan Agreement between VGrab Communications Inc. and Hampshire Avenue SDN BHD dated September 15, 2017. (14)
10.17	Loan Agreement between VGrab Communications Inc. and Hampshire Avenue SDN BHD dated October 6, 2017. (14)
10.18	Loan Agreement between VGrab Communications Inc. and Hampshire Avenue SDN BHD dated December 13, 2017. (14)
10.19	Loan Agreement between VGrab Communications Inc. and Hampshire Avenue SDN BHD dated January 23, 2018.(15)
10.20	Loan Agreement between VGrab Communications Inc. and Hampshire Avenue SDN BHD dated February 6, 2018.(15)
10.21	Loan Agreement between VGrab Communications Inc. and Hampshire Avenue SDN BHD dated April 24, 2018.(16)
10.22	Loan Agreement between VGrab Communications Inc. and Hampshire Avenue SDN BHD dated June 12, 2018.(16)
10.23	Loan Agreement between VGrab Communications Inc. and Hampshire Avenue SDN BHD dated July 12, 2018.
10.24	Loan Agreement between VGrab Communications Inc. and Hampshire Avenue SDN BHD dated August 9, 2018.
10.25	Release Agreement between Jacek Skurtys and VGrab Communications Inc. dated May 31, 2018.(17)
10.26	Cooperation Agreement between VGrab International Ltd and Hampshire Motor Group (China) Ltd. dated June 25, 2018.(18)

Exhibit	Description
10.27	Loan Agreement between VGrab Communications Malaysia Sdn Bhd. and Hampshire Avenue SDN BHD dated July 20, 2018.
10.28	Loan Agreement between VGrab Communications Malaysia Sdn Bhd. and Hampshire Avenue SDN BHD date September 10, 2018.
10.29	Loan Agreement between VGrab Communications Malaysia Sdn Bhd. and Hampshire Avenue SDN BHD date September 17, 2018.
10.30	Loan Agreement between VGrab Communications Malaysia Sdn Bhd. and Hampshire Avenue SDN BHD date October 5, 2018.
10.31	Loan Agreement between VGrab Communications Malaysia Sdn Bhd. and Hampshire Avenue SDN BHD date October 8, 2018.
10.32	Loan Agreement between VGrab Communications Malaysia Sdn Bhd. and Hampshire Avenue SDN BHD date October 15, 2018.
16.1	Code of Ethics.(3)
21.1	List of Subsidiaries.
31.1	Certification of CEO pursuant to Rule 13a-14(a) and 15d-14(a).
31.2	Certification of CFO pursuant to Rule 13a-14(a) and 15d-14(a).
32.1	Certification of CEO pursuant to Section 1350 of Title 18 of the United States Code.
32.2	Certification of CFO pursuant to Section 1350 of Title 18 of the United States Code.
99.1	Audit Committee Charter(3)
101

The following consolidated financial statements from the registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2018, formatted in XBRL:

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

Dated: January 29, 2019

VGRAB COMMUNICATIONS INC.

By:	/s/ Lim Hun Beng
Lim Hun Beng Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

Signature	Title	Date

/s/ Lim Hun Beng Lim Hun Beng	Chief Executive Officer, (Principal Executive Officer), President and Member of the Board of Directors	January 29, 2019

/s/ Liong Fook Weng Liong Fook Weng	Chief Financial Officer, (Principal Accounting Officer), and Member of the Board of Directors	January 29, 2019

/s/ Ong, See-Ming Ong, See-Ming	Member of the Board of Directors	January 29, 2019