Form 10-Q
period 2019-01-31
VGRAB COMMUNICATIONS INC.
filed 2019-03-18
CIK 1551887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of March 18, 2019, the number of shares of the registrant’s common stock outstanding was 35,513,838.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

VGRAB COMMUNICATIONS INC.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	January 31, 2019	October 31, 2018
	(Unaudited)
ASSETS

Current assets
Cash	$9,797	$17,964
GST recoverable	1,088	982
Prepaids	14,371	4,799
Total current assets	25,256	23,745

Equipment	8,270	3,931
Total assets	$33,526	$27,676

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$449,361	$454,254
Accrued liabilities	11,412	9,555
Due to related parties	490,137	354,877
Loan payable	100,000	100,000
Total liabilities	1,050,910	918,686

Stockholders' deficit
Common stock, no par value, unlimited number authorized, 35,513,838 issued and outstanding at January 31, 2019 and October 31, 2018	5,358,377	5,358,377
Additional paid-in capital	123,093	123,093
Accumulated other comprehensive income	44,433	50,428
Deficit	(6,543,287)	(6,422,908)
Total stockholders' deficit	(1,017,384)	(891,010)
Total liabilities and stockholders' deficit	$33,526	$27,676

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

VGRAB COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Three Months Ended January 31,
	2019	2018

Operating expenses
Accounting	$2,254	$3,480
Amortization	1,361	-
General and administrative expenses	13,106	12,349
Professional fees	3,825	2,010
Regulatory and filing	6,960	4,386
Salaries and wages	81,533	-
Software development costs	230	90,000
Travel and entertainment	9,262	-
	(118,531)	(112,225)
Other items
Foreign exchange	-	(20,159)
Interest expense	(1,848)	(459)

Net loss	(120,379)	(132,843)
Translation to reporting currency	(5,995)	15,301
Comprehensive loss	$(126,374)	$(117,542)

Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding:	35,513,838	35,013,838

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

VGRAB COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

				Accumulated
			Additional	Other
			Paid-in	Comprehensive
	Shares	Amount	Capital	Income	Deficit	Total

Balance at October 31, 2017	35,013,838	$5,298,377	$123,093	$51,283	$(5,865,739)	$(392,986)

Translation to reporting currency	-	-	-	15,301	-	15,301
Net loss	-	-	-	-	(132,843)	(132,843)
Balance at January 31, 2018	35,013,838	5,298,377	123,093	66,584	(5,998,582)	(510,528)

Management fees paid by shares	500,000	60,000	-	-	-	60,000
Translation to reporting currency	-	-	-	(16,156)	-	(16,156)
Net loss	-	-	-	-	(424,326)	(424,326)
Balance at October 31, 2018	35,513,838	5,358,377	123,093	50,428	(6,422,908)	(891,010)

Translation to reporting currency	-	-	-	(5,995)	-	(5,995)
Net loss	-	-	-	-	(120,379)	(120,379)
Balance at January 31, 2019	35,513,838	$5,358,377	$123,093	$44,433	$(6,543,287)	$(1,017,384)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

VGRAB COMMUNICATIONS INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Three Months Ended January 31,
	2019	2018

Cash flows used in operating activities
Net loss	$(120,379)	$(132,843)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest	1,848	459
Amortization	1,361	-
Foreign exchange	556	20,735

Changes in operating assets and liabilities
GST recoverable	(106)	(5)
Prepaids	(9,560)	700
Accounts payable and accrued liabilities	(3,046)	82,651
Due to related parties	12,008	-
Accrued salaries due to related parties	54,027	-
Net cash used in operating activities	(63,291)	(28,303)

Cash flows used in investing activities
Purchase of equipment	(5,515)	-
Net cash used in investing activities	(5,515)	-

Cash flows provided by financing activities
Loans payable to related party	60,459	15,940
Net cash provided by financing activities	60,459	15,940

Effect of exchange rate changes on cash	180	145

Net decrease in cash	(8,167)	(12,218)

Cash, beginning	17,964	15,887

Cash, ending	$9,797	$3,669

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

VGRAB COMMUNICATIONS INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JANUARY 31, 2019

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

On June 24, 2015, the Company formed a subsidiary, Vgrab International Ltd., (“Vgrab International”) under the Labuan Companies Act 1990 in Federal Territory of Labuan, Malaysia. On May 17, 2018, the Company formed an additional subsidiary, Vgrab Communications Malaysia Sdn Bhd (“Vgrab Malaysia”) under the Labuan Companies Act 1990 in Federal Territory of Labuan, Malaysia.

Basis of Presentation

The unaudited interim consolidated financial statements of the Company are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended October 31, 2018, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements for the year ended October 31, 2018, included in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three-month period ended January 31, 2019, are not necessarily indicative of the results that may be expected for the year ending October 31, 2019.

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

Principles of Consolidation

The unaudited interim consolidated financial statements include the accounts of the Company and its subsidiaries. On consolidation, all intercompany balances and transactions are eliminated.

NOTE 3 - RELATED PARTY TRANSACTIONS

The following amounts were due to related parties as at:

	January 31, 2019	October 31, 2018

Due to a major shareholder for payments made on behalf of the Company (a)	$1,315	$1,301
Notes payable to a major shareholder (b)	217,279	148,289
Due to the Chief Executive Officer (“CEO”) and Director of the Company (a)	160,651	121,156
Due to the Chief Financial Officer (“CFO”) and Director of the Company (a)	110,892	84,131
Total due to related parties	$490,137	$354,877

(a) Amounts are unsecured, due on demand and bear no interest.

(b) Amounts are unsecured, due on demand and bear interest at 4%.

During the three-month period ended January 31, 2019, the Company recorded $1,848 (2018 - $459) in interest expense associated with its liabilities under the notes payable issued to the major shareholder.

During the three-month period ended January 31, 2019, the Company received $86,774 (2018 - $15,940) in exchange for the notes payable to Hampshire Avenue SDN BHD (“Hampshire Avenue”), a parent company of Hampshire Capital Limited and Hampshire Infotech SDN BHD. The loans bear interest at 4% per annum, are unsecured and payable on demand. During the same period the Company repaid $21,761 (2018 - $Nil) in loans advanced from Hampshire Avenue.

During the three-month period ended January 31, 2019, the Company incurred $30,015 (2018 - $Nil) in wages and salary to Mr. Lim Hun Beng, the Company’s CEO, President and director. In addition, the Company incurred $7,215 (2018 - $Nil) in reimbursable expenses with Mr. Lim.

During the three-month period ended January 31, 2019, the Company incurred $24,012 (2018 - $Nil) in wages and salary to Mr. Liong Fook Weng, the Company’s CFO and director. In addition, the Company incurred $1,168 (2018 - $Nil) in reimbursable expenses with Mr. Liong.

NOTE 4 - EQUIPMENT

As at January 31, 2019, the equipment consisted of several computers and software required to operate the computers and office equipment required for operations with a cost of $9,631. The Company recorded $1,361 (2018 - $nil) in amortization expense on its equipment for the three months ended January 31, 2019.

NOTE 5 - COMMON STOCK

During the three-month periods ended January 31, 2019, and 2018, the Company did not have any transactions that would have resulted in issuance of its common stock. In addition, the Company did not have any warrants or options issued and exercisable during this period.

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

Forward-looking statements are based on a number of material factors and assumptions, including, but not limited to, the economic conditions will continue to show modest improvement in the near to medium future, no material change to the competitive environment, we will be able to access sufficient qualified staff and there will be no material changes to the tax and other regulatory requirements governing us. While we consider these assumptions as reasonable, based on information currently available to us, these assumptions may prove to be incorrect. Actual results may vary from such forward-looking information for a variety of reasons, including but not limited to risks and uncertainties disclosed in the section titled "Part II - Item 1A - Risk Factors.”

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

General

You should read this discussion and analysis in conjunction with our interim unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and related notes for the fiscal year ended October 31, 2018, included in our Annual Report on Form 10-K. The inclusion of supplementary analytical and related information may require us to make estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and the financial position taken as a whole. Actual results may vary from the estimates and assumptions we make.

We were incorporated on August 4, 2010, under the laws of the State of Nevada under the name “SOS Link Corporation.”  On April 15, 2011, we changed our place of incorporation from the State of Nevada to the Province of British Columbia, Canada and concurrently changed our name to Venza Gold Corp.  The change from Nevada to British Columbia was approved by our shareholders on April 14, 2011.  On January 6, 2014, we changed our name to CoreComm Solutions Inc., and on February 11, 2015, we changed our name to VGrab Communications Inc. to reflect our current business.

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

On June 24, 2015, we formed a subsidiary, VGrab International Ltd., (“VGrab International”) under the Labuan Companies Act 1990 in Federal Territory of Labuan, Malaysia. The initial focus of VGrab International was to continue development of the VGrab Application and continue its market penetration in Southeast Asia.  As of the date of this Quarterly Report on Form 10-Q, VGrab International is used as a holding company as all the business operations were moved to VGrab Communications Malaysia Sdn Bhd (“VGrab Malaysia”), which we incorporated on May 17, 2018, under the Labuan Companies Act 1990 in Federal Territory of Labuan, Malaysia. On February 18, 2019, we formed a subsidiary, VGrab Asia Limited (“VGrab Asia”), under the Companies Ordinance, Chapter 622 of the Laws of Hong Kong. As of the date of this Quarterly Report on Form 10-Q, Vgrab Asia remained inactive.

Business of VGrab Communications

Our original business model was based on the development of mobile applications for the merchant and consumer use which were based on original VGrab Application we acquired from Hampshire Capital Limited. As our business developed, our corporate strategy continued to evolve to incorporate additional new technologies and trends, thus allowing VGrab to strive to become a global advertising and e-commerce conglomerate trough expanding our products portfolio, investing into new and emerging technologies and creating strategic partnerships in a niche market.

Our goal is to provide integrated solutions and to create unique value for both brand owners and consumers, which we plan to achieve by focusing on developing our current and new networks and strategic partnerships. We are planning to achieve our vision through development and implementation of Vgrab Smart Systems (“SMART Systems”), which will integrate leading-edge information technologies with existing or new products and processes across multiple operating platforms, thus reducing substantial costs for our clients.

Our initial plan is to introduce two new main lines of services, SMART Systems and Product Development, with the primary focus on social media delivery platforms, advertising & promotions platforms, membership’s facilities, real-time stock inventory, data collections, ERP and financial data through cloud storage and management.

SMART Systems are software entities that carry out a set of operations on behalf of a user or another program with some degree of independence or autonomy, and in so doing, employ some knowledge or representation of the user’s goals or desires and the environment within which they act in order to achieve those goals. SMART Systems incorporate functions of sensing, actuation, and control in order to describe and analyze a situation and make decisions based on the available data in a predictive or adaptive manner, thereby performing smart actions. In most cases, the “smartness” of the system can be attributed to an autonomous operation based on closed-loop control, energy efficiency, and networking capabilities.

VGrab SMART Systems will initially consist of the following modules:

•

VGrab Cloud Management System

•

VGrab Database Management System

•

VGrab Membership System

•

VGrab Enterprise Resources Planning

•

VGrab Cloud Point of Sales System

•

VGrab Online Transactions Management System

•

VGrab Ad Rotational Management System

•

Online Directories & Apps Software (Software Updates)

Summary of Financial Condition

	January 31, 2019	October 31, 2018
Working capital deficit	$(1,025,654)	$(894,941)
Current assets	$25,256	$23,745
Total liabilities	$1,050,910	$918,686
Common stock and additional paid in capital	$5,481,470	$5,481,470
Deficit	$(6,543,287)	$(6,422,908)
Accumulated other comprehensive income	$44,433	$50,428

Results of Operation

Our operating results for the three-month periods ended January 31, 2019 and 2018, and the changes in the operating results between those periods are summarized in the table below.

Three-Months Summary

	Three Months Ended January 31,		Percentage
	2019	2018	Decrease
Operating expenses	$(118,531)	$(112,225)	6%
Foreign exchange	-	(20,159)	(100)%
Interest expense	(1,848)	(459)	303%
Net loss	(120,379)	(132,843)	(9)%
Translation to reporting currency	(5,995)	15,301	(139)%
Comprehensive loss	$(126,374)	$(117,542)	8%

Revenue

During the three-month period ended January 31, 2019 and 2018, we did not have any revenue generating operations; as such we can provide no assurances that we will be able to generate enough cash flow from our operations to support our ongoing operations.

Operating Expenses

Our operating expenses for the three months ended January 31, 2019 and 2018, consisted of the following:

	Three Months Ended January 31,		Percentage
	2019	2018	Decrease
Operating expenses:
Accounting	$ 2,254	$ 3,480	(35)%
Amortization	1,361	-	n/a
General and administrative expenses	13,106	12,349	6%
Professional fees	3,825	2,010	90%
Regulatory and filing	6,960	4,386	59%
Salaries and wages	81,533	-	n/a
Software development costs	230	90,000	(100)%
Travel and entertainment	9,262	-	n/a
Total	$ 118,531	$ 112,225	6%

During the three-month period ended January 31, 2019, our operating expenses increased by $6,306 or 6% from $112,225, for the three months ended January 31, 2018, to $118,531 for the three months ended January 31, 2019. The most significant change in our operating expenses was associated with salaries and wages we incurred through our subsidiary, Vgrab Malaysia, which totaled $81,533 and were mainly associated with salaries and reimbursable expenses we accrued to our CEO and CFO. The second largest expense was associated with $13,106 in general and administrative expenses, which increased by $757 as compared to the period ended January 31, 2018. In addition, during the three-month period ended  January 31, 2019, we recorded $9,262 in travel and entertainment expenses, which were associated with increased operating activity in VGrab Malaysia, $6,960 in regulatory and filing fees (2018 - $4,386), $3,825 in legal fees (2018 - $2,010), and $1,361 in amortization on equipment that we purchased for Vgrab Malaysia’s operations. The above increases in expenditures were in part offset by decrease in software development costs, which, for the period ended January 31, 2019, amounted to $230, as opposed to $90,000 we recorded for the period ended January 31, 2018, the decrease resulted in bringing our operations in-house, as opposed to outsourcing the development to a third-party. Our accounting fees decreased by $1,226 from $3,480 we incurred during the three-month period ended January 31, 2018, to $2,254 we incurred during the three-month period ended January 31, 2019.

Other Items

During the three-month period ended January 31, 2019, we recorded $1,848 (2018 - $459) in interest associated with our liabilities under the notes payable we issued to our major shareholder.

During the three-month period ended January 31, 2018, we recorded $20,159 in realized foreign exchange loss associated with the fluctuation in foreign exchange between the US, Canadian, and Malaysian currencies. During the three-month period ended January 31, 2019, we did not realize any losses or gains associated with foreign exchange transactions.

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

Based on our current plans, we expect to incur operating losses in future periods. At January 31, 2019, we had a working capital deficit of $1,025,654 and accumulated losses of $6,543,287 since inception. These factors raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we will be able to generate significant revenues in the future. These unaudited interim consolidated financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern. Therefore, we may be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

Working Capital

	At January 31, 2019	At October 31, 2018
Current assets	$25,256	$23,745
Current liabilities	(1,050,910)	(918,686)
Working capital deficit	$(1,025,654)	$(894,941)

During the three-month period ended January 31, 2019, our working capital deficit increased by $130,713, from $894,941 as at October 31, 2018, to $1,025,654 as at January 31, 2019. The increase in the working capital deficit was primarily related to a $135,260 increase in amounts payable to our related parties, mainly on account of accrued salaries to our CEO and CFO, and advances we received from our major shareholder to support our ongoing operations. The decrease in our cash balances from $17,964 we held in our banks at October 31, 2018, to $9,797 we held in our banks at January 31, 2019, also negatively effected our working capital.

Cash Flows

	Three Months Ended January 31,
	2019	2018
Net cash used in operating activities	$(63,291)	$(28,303)
Net cash used in investing activities	(5,515)	-
Net cash provided by financing activities	60,459	15,940
Effect of exchange rate changes on cash	180	145
Net decrease in cash	$(8,167)	$(12,218)

Net cash used in operating activities

During the three-month period ended January 31, 2019, we used $63,291 to support our operating activities. This cash was used to cover our cash operating expenses of $116,614, to increase our GST recoverable by $106, to pay $9,560 towards future expenses, and to decrease our accounts payable and accrued liabilities by $3,046. These uses of cash were offset by $12,008 increase in amounts due to related parties for reimbursable expenses, and by $54,027 increase to accrued salaries payable to our CEO and CFO.

During the three-month period ended January 31, 2018, we used $28,303 to support our operating activities. This cash was used to cover our cash operating expenses of $111,649 and to increase our GST recoverable by $5. These uses of cash were offset by increases in our accounts payable and accrued liabilities of $82,651 and increases in our prepaid expenses of $700.

Non-cash operating activities

During the three-month period ended January 31, 2019, we recorded $556 in foreign exchange fluctuation between the US, Canadian, and Malaysian currencies and $1,848 in interest associated with our liabilities under the notes payable we issued to our major shareholder. In addition, we recorded $1,361 in amortization of our office equipment.

During the three-month period ended January 31, 2018, we recorded $20,735 in foreign exchange fluctuation between the US and Canadian currencies and $459 in interest associated with our liabilities under the notes payable we issued to our major shareholder.

Net cash provided by financing activities

During the three-month period ended January 31, 2019, we received $86,774 in exchange for the notes payable to Hampshire Avenue SDN BHD (“Hampshire Avenue”), a parent company of Hampshire Capital Limited and Hampshire Infotech SDN BHD. The loans bear interest at 4% per annum, are unsecured and payable on demand. During the same period we repaid $21,761 (2018 - $Nil) in loans advanced from Hampshire Avenue.

During the three-month period ended January 31, 2018, we received $15,940 as proceeds from the loan agreements with Hampshire Avenue SDN BHD. The loans bear interest at 4% per annum, are unsecured and payable on demand.

Net cash used in investing activities

During the three-month period ended January 31, 2019, we used $5,515 to acquire computer and other equipment for our operations in Malaysia. We did not have any investing activities during the three-month period ended January 31, 2018.

Capital Resources

Our ability to continue the development and marketing of the VGrab Applications and SMART Systems is subject to our ability to obtain the necessary funding.  We expect to raise funds through sales of our debt or equity securities. We have no committed sources of capital.  If we are unable to raise funds as and when we need them, we may be required to curtail, or even to cease our operations.

As of January 31, 2019, we had $9,797 in cash on hand and a working capital deficit of $1,025,654, which raises substantial doubt about our continuation as a going concern. We plan to mitigate our losses in future years by controlling our operating expenses and actively seeking new distribution channels for our Vgrab Applications, SMART Systems, and the related services. We cannot provide assurance that we will be successful in generating additional capital to support our development. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements and no non-consolidated, special-purpose entities.

Critical Accounting Policies

The preparation of financial statements in conformity with the United States generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain.

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

Our significant accounting policies are disclosed in the notes to the audited financial statements for the year ended October 31, 2018. The following accounting policies have been determined by our management to be the most important to the portrayal of our financial condition and results of operation:

Principles of Consolidation

The Company’s interim consolidated financial statements include the accounts of the Company and its subsidiaries. On consolidation, the Company eliminates all intercompany balances and transactions.

Internal-Use Software

The Company incurs costs related to the development of its VGrab Applications, SMART Systems, and VGrab.com website. Costs incurred in the planning and evaluation stage of internally-developed software and website, as well as development costs where economic benefit cannot be readily determined, are expensed as incurred. Costs incurred and accumulated during the development stage, where the economic benefit of the software can be readily determined, are capitalized and included as part of Intangible assets on the balance sheets. Additional improvements to the website and applications following the initial development stage are expensed as incurred. Capitalized internally-developed software and website development costs will be amortized over their expected economic life using the straight-line method.

Foreign Currency Translation and Transaction

The Parent Company’s functional currency is the Canadian dollar, and VGrab Malaysia’s functional currency is Malaysian ringgit, the Company’s reporting currency is the United States dollar. VGrab International’s functional and reporting currency is the United States dollar. The Company translates assets and liabilities to US dollars using year-end exchange rates and translates revenues and expenses using average exchange rates during the period. Gains and losses arising on translation to the reporting currency are included in the other comprehensive income.

Foreign exchange gains and losses on the settlement of foreign currency transactions are included in foreign exchange expense. Except for translations of intercompany balances, all translations of monetary balances to the functional currency at the year-end exchange rate are included in foreign exchange expense. The translations of intercompany balances to the functional currency at the year-end exchange rate are included in accumulated other comprehensive income or loss.

Fair Value of Financial Instruments

Our financial instruments include cash, accounts payable and accruals as well as amounts due to related parties. We believe the fair value of these financial instruments approximates their carrying values due to their short-term nature.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and accounts receivable.

At January 31, 2019, we had $1,716 in cash on deposit with a large chartered Canadian bank and $8,081 in cash on deposits with a bank in Malaysia. As part of our cash management process, we perform periodic evaluations of the relative credit standing of these financial institutions.  We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended January 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

We incorporate by reference the Risk Factors included as Item 1A of our Annual Report on Form 10-K we filed with the Securities and Exchange Commission on January 29, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

The following table sets out the exhibits either filed herewith or incorporated by reference.

Exhibit	Description
3.1	Notice of Articles.(6)
3.2	Articles.(1)
3.3	Certificate of Continuation.(2)
3.4	Certificate of Change of Name dated January 6, 2014.(6)
3.5	Certificate of Change of Name dated February 11, 2015.(8)
10.2	Property Purchase Agreement dated April 11, 2012, between the Company and Gerald Diakow.(1)
10.4	Software Purchase Agreement between the Company and Hampshire Capital Limited. dated January 8, 2015.(7)
10.5	Service Agreement between Vgrab International Ltd. and Hampshire Infotech SDN BHD dated July 12, 2015.(9)
10.6	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated January 19, 2016.(9)
10.7	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated February 4, 2016.(9)
10.8	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated February 5, 2016.(10)
10.9	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated April 12, 2016.(10)
10.10	Release Agreement between Nelson Da Silva and Vgrab Communications Inc. dated July 19, 2016.(11)
10.11	Debt Settlement Agreement between Hampshire Infotech SDN. and Vgrab Communications Inc. dated July 11, 2016.(12)
10.12	Debt Settlement Agreement between Lim Chin Yang and Vgrab Communications Inc. dated July 11, 2016.(12)

Exhibit	Description
10.13	Loan Agreement between BSmart Technology Limited and Vgrab Communications Inc. dated July 12, 2016.(13)
10.14	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated July 25, 2017.(14)
10.15	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated August 8, 2017.(14)
10.16	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated September 15, 2017.(14)
10.17	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated October 6, 2017.(14)
10.18	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated December 13, 2017.(14)
10.19	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated January 23, 2018.(15)
10.20	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated February 6, 2018.(15)
10.21	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated April 24, 2018.(16)
10.22	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated June 12, 2018.(16)
10.23	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated July 12, 2018.
10.24	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated August 9, 2018.
10.25	Release Agreement between Jacek Skurtys and VGrab Communications Inc. dated May 31, 2018.(17)
10.26	Cooperation Agreement between Vgrab International Ltd and Hampshire Motor Group (China) Ltd. dated June 25, 2018.(18)
10.27	Loan Agreement between VGrab Communications Malaysia Sdn Bhd. and Hampshire Avenue SDN BHD dated July 20, 2018. (19)
10.28	Loan Agreement between VGrab Communications Malaysia Sdn Bhd. and Hampshire Avenue SDN BHD dated September 10, 2018. (19)
10.29	Loan Agreement between VGrab Communications Malaysia Sdn Bhd. and Hampshire Avenue SDN BHD dated September 17, 2018. (19)
10.30	Loan Agreement between VGrab Communications Malaysia Sdn Bhd. and Hampshire Avenue SDN BHD date October 5, 2018. (19)
10.31	Loan Agreement between VGrab Communications Malaysia Sdn Bhd. and Hampshire Avenue SDN BHD date October 8, 2018. (19)
10.32	Loan Agreement between VGrab Communications Malaysia Sdn Bhd. and Hampshire Avenue SDN BHD date October 15, 2018. (19)
16.1	Code of Ethics.(3)
31.1	Certification of CEO pursuant to Rule 13a-14(a) and 15d-14(a).
31.2	Certification of CFO pursuant to Rule 13a-14(a) and 15d-14(a).
32.1	Certification of CEO pursuant to Section 1350 of Title 18 of the United States Code.
32.2	Certification of CFO pursuant to Section 1350 of Title 18 of the United States Code.
99.1	Audit Committee Charter(3)
101

The following unaudited interim consolidated financial statements from the registrant’s Quarterly Report on Form 10-Q for the three months ended January 31, 2018, formatted in XBRL:

(i)

Consolidated Balance Sheets at January 31, 2019 (unaudited), and October 31, 2018;

(ii)

Unaudited Condensed Interim Consolidated Statements of Operations for the Three Months ended January 31, 2019 and 2018;

(iii)

Unaudited Condensed Interim Consolidated Statement of Stockholders’ Deficit for the Three-Month Period Ended January 31, 2019;

(iv)

Unaudited Condensed Interim Consolidated Statements of Cash Flows for the Three Months ended January 31, 2019 and 2018; and

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

(19)

Filed with the SEC as an exhibit to our Annual Report on Form 10-K filed on January 29, 2019.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 18, 2019

VGRAB COMMUNICATIONS INC.

By:	/s/ Lim Hun Beng
Lim Hun Beng Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ Liong Fook Weng
Liong Fook Weng Chief Financial Officer (Principal Accounting Officer)