Form 10-Q
period 2019-04-30
VGRAB COMMUNICATIONS INC.
filed 2019-06-14
CIK 1551887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of June 14, 2019, the number of shares of the registrant’s common stock outstanding was 35,513,838.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

VGRAB COMMUNICATIONS INC.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	April 30, 2019	October 31, 2018
	(Unaudited)
ASSETS

Current assets
Cash	$13,568	$17,964
GST recoverable	1,125	982
Prepaids	10,761	4,799
Total current assets	25,454	23,745

Equipment	7,042	3,931
Total assets	$32,496	$27,676

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$459,063	$454,254
Accrued liabilities	2,234	9,555
Due to related parties	597,691	354,877
Loan payable	100,000	100,000
Total liabilities	1,158,988	918,686

Stockholders' deficit
Common stock, no par value, unlimited number authorized, 35,513,838 issued and outstanding at April 30, 2019 and October 31, 2018	5,358,377	5,358,377
Additional paid-in capital	123,093	123,093
Accumulated other comprehensive income	51,489	50,428
Deficit	(6,659,451)	(6,422,908)
Total stockholders' deficit	(1,126,492)	(891,010)
Total liabilities and stockholders' deficit	$32,496	$27,676

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

VGRAB COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Three Months Ended April 30,		Six Months Ended April 30,
	2019	2018	2019	2018

Operating expenses
Accounting	$1,602	$2,204	$3,856	$5,684
Amortization	1,198	-	2,559	-
General and administrative expenses	12,415	11,652	25,521	24,001
Professional fees	1,561	1,975	5,386	3,985
Regulatory and filing	5,270	6,016	12,230	10,402
Salaries and wages	85,825	-	167,358	-
Software development costs	-	90,000	230	180,000
Travel and entertainment	5,898	-	15,160	-
	(113,769)	(111,847)	(232,300)	(224,072)
Other items
Foreign exchange	-	32,075	-	11,916
Interest expense	(2,395)	(588)	(4,243)	(1,047)
Net loss	(116,164)	(80,360)	(236,543)	(213,203)

Translation to reporting currency	7,056	(27,255)	1,061	(11,954)
Comprehensive loss	$(109,108)	$(107,615)	$(235,482)	$(225,157)

Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding:	35,513,838	35,013,838	35,513,838	35,013,838

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

VGRAB COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive
	Shares	Amount	Capital	Income	Deficit	Total

Balance at October 31, 2017	35,013,838	$5,298,377	$123,093	$51,283	$(5,865,739)	$(392,986)

Translation to reporting currency	-	-	-	(11,954)	-	(11,954)
Net loss	-	-	-	-	(213,203)	(213,203)
Balance at April 30, 2018	35,013,838	5,298,377	123,093	39,329	(6,078,942)	(618,143)

Management fees paid by shares	500,000	60,000	-	-	-	60,000
Translation to reporting currency	-	-	-	11,099	-	11,099
Net loss	-	-	-	-	(343,966)	(343,966)
Balance at October 31, 2018	35,513,838	5,358,377	123,093	50,428	(6,422,908)	(891,010)

Translation to reporting currency	-	-	-	1,061	-	1,061
Net loss	-	-	-	-	(236,543)	(236,543)
Balance at April 30, 2019	35,513,838	$5,358,377	$123,093	$51,489	$(6,659,451)	$(1,126,492)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements

VGRAB COMMUNICATIONS INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Six Months Ended April 30,
	2019	2018
Cash flow used in operating activities
Net loss	$(236,543)	$(213,203)

Accrued interest	4,243	1,047
Amortization	2,559	-
Foreign exchange	(1,602)	(11,408)

Changes in operating assets and liabilities
GST recoverable	(167)	(337)
Prepaids	(6,171)	(4,787)
Accounts payable and accrued liabilities	(484)	189,352
Due to related parties	19,172	-
Accrued salaries due to related parties	108,929	-
Net cash used in operating activities	(110,064)	(39,336)

Cash flows used in investing activities
Purchase of equipment	(5,515)	-
Net cash used in investing activities	(5,515)	-

Cash flows provided by financing activities
Loans payable to related party	111,379	33,692
Net cash provided by financing activities	111,379	33,692

Effect of exchange rate changes on cash	(196)	45

Net decrease in cash	(4,396)	(5,599)

Cash, beginning	17,964	15,887

Cash, ending	$13,568	$10,288

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

VGRAB COMMUNICATIONS INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

APRIL 30, 2019

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

On June 24, 2015, the Company formed a subsidiary, Vgrab International Ltd., (“Vgrab International”) under the Labuan Companies Act 1990 in Federal Territory of Labuan, Malaysia. On May 17, 2018, the Company formed an additional subsidiary, Vgrab Communications Malaysia Sdn Bhd (“Vgrab Malaysia”) under the Labuan Companies Act 1990 in Federal Territory of Labuan, Malaysia. On February 18, 2019, the Compnay formed a subsidiary, VGrab Asia Limited (“VGrab Asia”), under the Companies Ordinance, Chapter 622 of the Laws of Hong Kong.

Basis of Presentation

The unaudited interim consolidated financial statements of the Company are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended October 31, 2018, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements for the year ended October 31, 2018, included in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended April 30, 2019, are not necessarily indicative of the results that may be expected for the year ending October 31, 2019.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

The following amounts were due to related parties as at:

	April 30, 2019	October 31, 2018

Due to a major shareholder for payments made on behalf of the Company (a)	$1,308	$1,301
Notes payable to a major shareholder (b)	263,379	148,289
Due to the Chief Executive Officer (“CEO”) and Director of the Company (a)	196,834	121,156
Due to the Chief Financial Officer (“CFO”) and Director of the Company (a)	136,170	84,131
Total due to related parties	$597,691	$354,877

(a) Amounts are unsecured, due on demand and bear no interest.

(b) Amounts are unsecured, due on demand and bear interest at 4%.

During the six-month period ended April 30, 2019, the Company recorded $4,243 (2018 - $1,047) in interest expense associated with its liabilities under the notes payable issued to the major shareholder.

During the six-month period ended April 30, 2019, the Company received $145,471 (2018 - $33,692) in exchange for the notes payable to Hampshire Avenue SDN BHD (“Hampshire Avenue”), a parent company of Hampshire Capital Limited and Hampshire Infotech SDN BHD. The loans bear interest at 4% per annum, are unsecured and payable on demand. During the same period the Company repaid $34,092 (2018 - $Nil) in loans advanced from Hampshire Avenue.

During the six-month period ended April 30, 2019, the Company incurred $60,516 (2018 - $Nil) in wages and salaries to Mr. Lim Hun Beng, the Company’s CEO, President and director. In addition, the Company incurred $14,547 (2018 - $Nil) in reimbursable expenses with Mr. Lim.

During the six-month period ended April 30, 2019, the Company incurred $48,413 (2018 - $Nil) in wages and salaries to Mr. Liong Fook Weng, the Company’s CFO and director. In addition, the Company incurred $3,141 (2018 - $Nil) in reimbursable expenses with Mr. Liong.

NOTE 4 - EQUIPMENT

As at April 30, 2019, the equipment consisted of several computers and software required to operate the computers; and office equipment required for operations. The cost of equipment was $9,601. The Company recorded $2,559 (2018: $Nil) in amortization expense on its equipment for the six months ended April 30, 2019.

NOTE 5 - COMMON STOCK

During the six-month period ended April 30, 2019, the Company did not have any transactions that would have resulted in issuance of its common stock. In addition, the Company did not have any warrants or options issued and exercisable during this period.

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

Business of VGrab Communications

Our original business model was based on the development of mobile applications for the merchant and consumer use, which were based on original VGrab Application we acquired from Hampshire Capital Limited. As our business developed, our corporate strategy continued to evolve to incorporate additional new technologies and trends, thus allowing VGrab to strive to become a global advertising and e-commerce conglomerate trough expanding our products portfolio, investing into new and emerging technologies and creating strategic partnerships in a niche market.

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

SMART Systems are software entities that carry out a set of operations on behalf of a user or another program with some degree of independence or autonomy, and in so doing, employ some knowledge or representation of the user’s goals or desires and the environment within which they act in order to achieve those goals. SMART Systems incorporate functions of sensing, actuation, and control in order to describe and analyze a situation and make decisions based on the available data in a predictive or adaptive manner, thereby performing smart actions. In most cases, the “smartness” of the system can be attributed to autonomous operation based on closed-loop control, energy efficiency, and networking capabilities.

VGrab SMART Systems will initially consist of the following modules:

•

VGrab Cloud Management System

•

VGrab Database Management System

•

VGrab Membership System

•

VGrab Enterprise Resources Planning

•

VGrab Cloud Point of Sales System

•

VGrab Online Transactions Management System

•

VGrab Ad Rotational Management System

•

Online Directories & Apps Software (Software Updates)

Summary of Financial Condition

	April 30, 2019	October 31, 2018
Working capital deficit	$(1,133,534)	$(894,941)
Current assets	$25,454	$23,745
Total liabilities	$1,158,988	$918,686
Common stock and additional paid in capital	$5,481,470	$5,481,470
Deficit	$(6,659,451)	$(6,422,908)
Accumulated other comprehensive income	$51,489	$50,428

Results of Operation

Our operating results for the three and six months ended April 30, 2019 and 2018, and the changes in the operating results between those periods are summarized in the table below.

Three and Six Months Summary

	Three Months Ended April 30,		Percentage	Six Months Ended April 30,		Percentage
	2019	2018	Change	2019	2018	Change
Operating expenses	$(113,769)	$(111,847)	2%	$(232,300)	$ (224,072)	4%
Foreign exchange	-	32,075	(100)%	-	11,916	(100)%
Interest expense	(2,395)	(588)	307%	(4,243)	(1,047)	305%
Net loss	(116,164)	(80,360)	45%	(236,543)	(213,203)	11%
Translation to reporting currency	7,056	(27,255)	126%	1,061	(11,954)	109%
Comprehensive loss	$(109,108)	$(107,615)	1%	$(235,482)	$ (225,157)	5%

Revenue

During the three and six months ended April 30, 2019 and 2018, we did not have any revenue generating operations; as such we can provide no assurances that we will be able to generate enough cash flow from our operations to support our ongoing operations.

Operating Expenses

Our operating expenses for the three and six months ended April 30, 2019 and 2018, consisted of the following:

	Three Months Ended April 30,		Percentage	Six Months Ended April 30,		Percentage
	2019	2018	Change	2019	2018	Change
Operating expenses:
Accounting	$ 1,602	$ 2,204	(35)%	$ 3,856	$ 5,684	(23)%
Amortization	1,198	-	n/a	2,559	-	n/a
General and administrative expenses	12,415	11,652	7%	25,521	24,001	6%
Professional fees	1,561	1,975	(21)%	5,386	3,985	35%
Regulatory and filing	5,270	6,016	(12)%	12,230	10,402	18%
Salaries and wages	85,825	-	n/a	167,358	-	n/a
Research and development	-	90,000	(100)%	230	180,000	(100)%
Travel and entertainment	5,898	-	n/a	15,160	-	n/a
Total	$ 113,769	$ 111,847	2%	$ 232,300	$ 224,072	4%

During the three-month period ended April 30, 2019, our operating expenses increased by $1,922 or 2% from $111,847, for the three months ended April 30, 2018, to $113,769 for the three months ended April 30, 2019. The most significant change in our operating expenses was associated with salaries and wages we incurred through our subsidiary, Vgrab Malaysia, which totaled $85,825 and were mainly associated with salaries and reimbursable expenses we accrued to our CEO and CFO. The second largest expense was associated with $12,415 in general and administrative expenses, which increased by $763 as compared to the period ended April 30, 2018, when our general and administrative expenses amounted to $11,652. In addition, during the three-month period ended  April 30, 2019, we recorded $5,898 in travel and entertainment expenses, expenses that did not exist in our fiscal 2018 and which were associated with increased operating activity in VGrab Malaysia, $5,270 in regulatory and filing fees (2018 - $6,016), $1,561 in legal fees (2018 - $1,975), and $1,198 in amortization on equipment that we purchased for Vgrab Malaysia’s operations. The above increases in expenditures were in part offset by the absence of research and development fees during the period ended April 30, 2019, as opposed to $90,000 we recorded for the period ended April 30, 2018, the decrease resulted from bringing our operations in-house, as opposed to outsourcing the development to a third-party. Our accounting fees decreased by $602 from $2,204 we incurred during the three-month period ended April 30, 2018, to $1,602 we incurred during the three-month period ended April 30, 2019.

On a year-to-date basis, our operating expenses increased by $8,228 or 4% from $224,072, for the six months ended April 30, 2018, to $232,300 for the six months ended April 30, 2019. The most significant change in our operating expenses was associated with salaries and wages we incurred through our subsidiary, Vgrab Malaysia, which totaled $167,358 and were mainly associated with salaries and reimbursable expenses we accrued to our CEO and CFO. The second largest expense was associated with $25,521 in general and administrative expenses, which increased by $1,520 as compared to the six-month period ended April 30, 2018, when our general and administrative expenses amounted to $24,001. In addition, during the six-month period ended  April 30, 2019, we recorded $15,160 in travel and entertainment expenses, expenses that did not exist in our fiscal 2018 and which were associated with increased operating activity in VGrab Malaysia, $12,230 in regulatory and filing fees (2018 - $10,402), $5,386 in legal fees (2018 - $3,985), and $2,559 in amortization on equipment that we purchased for Vgrab Malaysia’s operations. The above increases in expenditures were in part offset by the absence of research and development fees during the period ended April 30, 2019, as opposed to $180,000 we recorded for the period ended April 30, 2018, the decrease resulted from bringing our operations in-house, as opposed to outsourcing the development to a third-party. Our accounting fees decreased by $1,828 from $5,684 we incurred during the six-month period ended April 30, 2018, to $3,856 we incurred during the six-month period ended April 30, 2019.

Other Items

During the three-month period ended April 30, 2019, we recorded $2,394 (2018 - $588) in interest associated with our liabilities under the notes payable we issued to our major shareholder. During the six-month period ended April 30, 2019, our interest expense amounted to $4,243 (2018 - $1,047).

During the three and six months ended April 30, 2018, we recorded $32,075 and $11,916, respectively, in realized foreign exchange loss associated with the fluctuation in the foreign exchange between the US, Canadian, and Malaysian currencies. We did not incur any losses or gains associated with foreign exchange transactions during the three and six months ended April 30, 2019.

Translation to Reporting Currency

Changes in translation to reporting currency result from a difference between our functional currency, being the Canadian dollar for the parent Company and Malaysian Ringgit for VGrab Malaysia, and our reporting currency, being the United States dollar. These differences are caused by fluctuation in the foreign exchange between the three currencies as well as different accounting treatments between various financial instruments.

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

Based on our current plans, we expect to incur operating losses in future periods. At April 30, 2019, we had a working capital deficit of $1,133,534 and accumulated losses of $6,659,451 since inception. These factors raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we will be able to generate significant revenues in the future. These unaudited interim consolidated financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern. Therefore, we may be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

Working Capital

	At April 30, 2019	At October 31, 2018
Current assets	$25,454	$23,745
Current liabilities	(1,158,988)	(918,686)
Working capital deficit	$(1,133,534)	$(894,941)

During the six-month period ended April 30, 2019, our working capital deficit increased by $238,593, from $894,941 as at October 31, 2018, to $1,133,534 as at April 30, 2019. The increase in the working capital deficit was primarily related to a $242,814 increase in amounts payable to our related parties, mainly on account of accrued salaries to our CEO and CFO, and advances we received from our major shareholder to support our ongoing operations. The decrease in our cash balance from $17,964 we held in our banks at October 31, 2018, to $13,568 we held in our banks at April 30, 2019, also negatively affected our working capital.

Cash Flows

	Six Months Ended April 30,
	2019	2018
Net cash used in operating activities	$(110,064)	$(39,336)
Net cash used in investing activities	(5,515)	-
Net cash provided by financing activities	111,379	33,692
Effect of exchange rate changes on cash	(196)	45
Net decrease in cash	$(4,396)	$(5,599)

Net cash used in operating activities

During the six-month period ended April 30, 2019, we used $110,064 to support our operating activities. This cash was used to cover our cash operating expenses of $231,343, to increase our GST recoverable by $167, to pay $6,171 towards future expenses, and to decrease our accounts payable and accrued liabilities by $484. These uses of cash were offset by $19,172 increase in amounts due to related parties for reimbursable expenses, and by $108,929 increase to accrued salaries payable to our CEO and CFO.

During the six-month period ended April 30, 2018, we used $39,336 to support our operating activities. This cash was used to cover our cash operating expenses of $223,564, to increase our GST recoverable by $337 and to pay $4,787 towards future expenses. These uses of cash were offset by an increase in our accounts payable and accrued liabilities of $189,352.

Non-cash operating activities

During the six-month period ended April 30, 2019, we recorded $4,243 in interest associated with our liabilities under the notes payable we issued to our major shareholder and $2,559 in amortization of our office equipment. In addition, $1,602 was associated with foreign exchange fluctuation between the US, Canadian, and Malaysian currencies,

During the six-month period ended April 30, 2018, we recorded $1,047 in interest associated with our liabilities under the notes payable we issued to our major shareholder. In addition, $11,408 was associated with foreign exchange fluctuation between the US and Canadian currencies and.

Net cash used in investing activities

During the six-month period ended April 30, 2019, we used $5,515 to acquire computers and other equipment for our operations in Malaysia. We did not have any investing activities during the six-month period ended April 30, 2018.

Net cash provided by financing activities

During the six-month period ended April 30, 2019, we received $111,379 under loan agreements with Hampshire Avenue SDN BHD, a parent company of Hampshire Group. The loans bear interest at 4% per annum, are unsecured and payable on demand.

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

As of April 30, 2019, we had $13,568 in cash on hand and a working capital deficit of $1,133,534, which raises substantial doubt about our continuation as a going concern. We plan to mitigate our losses in future years by controlling our operating expenses and actively seeking new distribution channels for our Vgrab Applications, SMART Systems, and the related services. We cannot provide assurance that we will be successful in generating additional capital to support our development. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

At April 30, 2019, we had $10,835 in cash on deposit with a large chartered Canadian bank and $2,733 in cash on deposits with a bank in Malaysia. As part of our cash management process, we perform periodic evaluations of the relative credit standing of these financial institutions.  We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended April 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

We incorporate by reference the Risk Factors included as Item 1A of our Annual Report on Form 10-K we filed with the Securities and Exchange Commission on January 29, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

The following table sets out the exhibits either filed herewith or incorporated by reference.

Exhibit	Description
3.1	Notice of Articles.(6)
3.2	Articles.(1)
3.3	Certificate of Continuation.(2)
3.4	Certificate of Change of Name dated January 6, 2014.(6)
3.5	Certificate of Change of Name dated February 11, 2015.(8)
10.2	Property Purchase Agreement dated April 11, 2012, between the Company and Gerald Diakow.(1)
10.4	Software Purchase Agreement between the Company and Hampshire Capital Limited. dated January 8, 2015.(7)
10.5	Service Agreement between Vgrab International Ltd. and Hampshire Infotech SDN BHD dated July 12, 2015.(9)
10.6	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated January 19, 2016.(9)
10.7	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated February 4, 2016.(9)
10.8	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated February 5, 2016.(10)
10.9	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated April 12, 2016.(10)
10.10	Release Agreement between Nelson Da Silva and Vgrab Communications Inc. dated July 19, 2016.(11)
10.11	Debt Settlement Agreement between Hampshire Infotech SDN. and Vgrab Communications Inc. dated July 11, 2016.(12)
10.12	Debt Settlement Agreement between Lim Chin Yang and Vgrab Communications Inc. dated July 11, 2016.(12)

Exhibit	Description
10.12	Debt Settlement Agreement between Lim Chin Yang and Vgrab Communications Inc. dated July 11, 2016.(12)
10.13	Loan Agreement between BSmart Technology Limited and Vgrab Communications Inc. dated July 12, 2016.(13)
10.14	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated July 25, 2017.(14)
10.15	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated August 8, 2017.(14)
10.16	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated September 15, 2017.(14)
10.17	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated October 6, 2017.(14)
10.18	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated December 13, 2017.(14)
10.19	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated January 23, 2018.(15)
10.20	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated February 6, 2018.(15)
10.21	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated April 24, 2018.(16)
10.22	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated June 12, 2018.(16)
10.23	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated July 12, 2018.(20)
10.24	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated August 9, 2018.(20)
10.25	Release Agreement between Jacek Skurtys and VGrab Communications Inc. dated May 31, 2018.(17)
10.26	Cooperation Agreement between Vgrab International Ltd and Hampshire Motor Group (China) Ltd. dated June 25, 2018.(18)
10.27	Loan Agreement between VGrab Communications Malaysia Sdn Bhd. and Hampshire Avenue SDN BHD dated July 20, 2018. (19)
10.28	Loan Agreement between VGrab Communications Malaysia Sdn Bhd. and Hampshire Avenue SDN BHD dated September 10, 2018. (19)
10.29	Loan Agreement between VGrab Communications Malaysia Sdn Bhd. and Hampshire Avenue SDN BHD dated September 17, 2018. (19)
10.30	Loan Agreement between VGrab Communications Malaysia Sdn Bhd. and Hampshire Avenue SDN BHD date October 5, 2018. (19)
10.31	Loan Agreement between VGrab Communications Malaysia Sdn Bhd. and Hampshire Avenue SDN BHD date October 8, 2018. (19)
10.32	Loan Agreement between VGrab Communications Malaysia Sdn Bhd. and Hampshire Avenue SDN BHD date October 15, 2018. (19)
16.1	Code of Ethics.(3)
31.1	Certification of CEO pursuant to Rule 13a-14(a) and 15d-14(a).
31.2	Certification of CFO pursuant to Rule 13a-14(a) and 15d-14(a).
32.1	Certification of CEO pursuant to Section 1350 of Title 18 of the United States Code.
32.2	Certification of CFO pursuant to Section 1350 of Title 18 of the United States Code.
99.1	Audit Committee Charter(3)

Exhibit	Description
101

The following unaudited interim consolidated financial statements from the registrant’s Quarterly Report on Form 10-Q for the three and six months ended April 30, 2019, formatted in XBRL:

(i) Consolidated Balance Sheets at April 30, 2019 (unaudited), and October 31, 2018;

(ii) Unaudited Condensed Interim Consolidated Statements of Operations for the Three and Six Months ended April 30, 2019 and 2018;

(iii) Unaudited Condensed Interim Consolidated Statement of Stockholders’ Deficit for the Six-Month Period Ended April 30, 2019;

(iv) Unaudited Condensed Interim Consolidated Statements of Cash Flows for the Six Months ended April 30, 2019 and 2018; and

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

(20)

Filed with the SEC as an exhibit to our Annual Report on Form 10-Q filed on September 14, 2018.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  June 14, 2019

VGRAB COMMUNICATIONS INC.

By:	/s/ Lim Hun Beng
Lim Hun Beng Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ Liong Fook Weng
Liong Fook Weng Chief Financial Officer (Principal Accounting Officer)