Form 10-Q
period 2019-07-31
VGRAB COMMUNICATIONS INC.
filed 2019-09-16
CIK 1551887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of September 16, 2019, the number of shares of the registrant’s common stock outstanding was 35,513,838.

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

VGRAB COMMUNICATIONS INC.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	July 31, 2019	October 31, 2018
	(Unaudited)

ASSETS

Current assets
Cash	$15,937	$17,964
GST recoverable	1,386	982
Prepaids	8,876	4,799
Total current assets	26,199	23,745

Equipment	5,823	3,931
Total assets	$32,022	$27,676

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$396,055	$454,254
Accrued liabilities	2,424	9,555
Due to related parties	724,463	354,877
Loan payable	100,000	100,000
Total current liabilities	1,222,942	918,686

Long-term debt	63,362	-
Total liabilities	1,286,304	918,686

Stockholders' deficit
Common stock, no par value, unlimited number authorized, 35,513,838 issued and outstanding at July 31, 2019 and October 31, 2018	5,358,377	5,358,377
Additional paid-in capital	123,093	123,093
Accumulated other comprehensive income	46,219	50,428
Deficit	(6,781,971)	(6,422,908)
Total stockholders' deficit	(1,254,282)	(891,010)
Total liabilities and stockholders' deficit	$32,022	$27,676

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

VGRAB COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2019	2018	2019	2018

Operating expenses
Accounting	$3,386	$4,240	$7,242	$9,924
Amortization	1,178	-	3,737	-
General and administrative expenses	13,129	12,200	38,650	36,201
Management fees	-	62,294	-	62,294
Professional fees	2,678	751	8,064	4,736
Regulatory and filing	4,166	5,568	16,396	15,970
Salaries and wages	89,957	-	257,315	-
Software development costs	-	90,000	230	270,000
Travel and entertainment	5,202	-	20,362	-
	(119,696)	(175,053)	(351,996)	(399,125)
Other items
Foreign exchange	81	(8,517)	81	3,399
Interest expense	(2,905)	(800)	(7,148)	(1,847)

Net loss	(122,520)	(184,370)	(359,063)	(397,573)
Translation to reporting currency	1,786	(15,046)	(4,209)	255
Comprehensive loss	$(120,734)	$(199,416)	$(363,272)	$(397,318)

Loss per share - basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of shares outstanding:	35,513,838	35,013,838	35,513,838	35,013,838

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

VGRAB COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Common Stock
	Shares	Amount	Obligation to Issue Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit	Total

Balance at October 31, 2017	35,013,838	$5,298,377	$-	$123,093	$51,283	$(5,865,739)	$(392,986)

Management fees paid by shares	-	-	60,000	-	-	-	60,000
Translation to reporting currency	-	-	-	-	255	-	255
Net loss	-	-	-	-	-	(397,573)	(397,573)
Balance at July 31, 2018	35,013,838	5,298,377	60,000	123,093	51,538	(6,263,312)	(730,304)

Management fees paid by shares	500,000	60,000	(60,000)	-	-	-	-
Translation to reporting currency	-	-	-	-	(1,110)	-	(1,110)
Net loss	-	-	-	-	-	(159,596)	(159,596)
Balance at October 31, 2018	35,513,838	5,358,377	-	123,093	50,428	(6,422,908)	(891,010)

Translation to reporting currency	-	-	-	-	(4,209)	-	(4,209)
Net loss	-	-	-	-	-	(359,063)	(359,063)
Balance at July 31, 2019	35,513,838	$5,358,377	$-	$123,093	$46,219	$(6,781,971)	$(1,254,282)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

VGRAB COMMUNICATIONS INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Nine Months Ended July 31,
	2019	2018

Cash flow used in in operating activities
Net loss	$(359,063)	$(397,573)
Adjustments to reconcile net loss to net cash used in operating activities
Accrued interest	7,148	1,847
Amortization	3,737	-
Management fees, non-cash	-	60,000
Foreign exchange	(4,393)	(1,151)

Changes in operating assets and liabilities
GST recoverable	(405)	(351)
Prepaids	(4,073)	(3,964)
Accounts payable and accrued liabilities	(1,941)	277,517
Due to related parties	31,685	-
Accrued salaries due to related parties	163,039	-
Net cash used in operating activities	(164,266)	(63,675)

Cash flows used in investing activities
Purchase of equipment	(5,515)	-
Net cash used in investing activities	(5,515)	-

Cash flows provided by financing activities
Loans payable to related party	167,661	49,205
Net cash provided by financing activities	167,661	49,205

Effect of exchange rate changes on cash	93	(11)

Net decrease in cash	(2,027)	(14,481)
Cash, beginning	17,964	15,887
Cash, ending	$15,937	$1,406

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

VGRAB COMMUNICATIONS INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JULY 31, 2019

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

As of the date of these consolidated interim financial statements, the Company has the following subsidiaries:

Name	Incorporation	Incorporation Date
Vgrab International Ltd.	Labuan Companies Act 1990, Federal Territory of Labuan, Malaysia	June 24, 2015
Vgrab Communications Malaysia Sdn Bhd	Labuan Companies Act 1990, Federal Territory of Labuan, Malaysia.	May 17, 2018
VGrab Asia Limited	Companies Ordinance, Chapter 622 of the Laws of Hong Kong	February 18, 2019

Basis of Presentation

The unaudited interim consolidated financial statements of the Company are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended October 31, 2018, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements for the year ended October 31, 2018, included in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine months ended July 31, 2019, are not necessarily indicative of the results that may be expected for the year ending October 31, 2019.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

The following amounts were due to related parties as at:

	July 31, 2019	October 31, 2018

Due to a major shareholder for payments made on behalf of the Company (a)	$1,310	$1,301
Notes payable to a major shareholder (b)	327,119	148,289
Due to the Chief Executive Officer (“CEO”) and Director of the Company (a)	234,657	121,156
Due to the Chief Financial Officer (“CFO”) and Director of the Company (a)	161,377	84,131
Total due to related parties	$724,463	$354,877

(a) Amounts are unsecured, due on demand and bear no interest.

(b) Amounts are unsecured, due on demand and bear interest at 4%.

During the nine-month period ended July 31, 2019, the Company recorded $7,148 (2018 - $1,847) in interest expense associated with its liabilities under the notes payable issued to the major shareholder.

During the nine-month period ended July 31, 2019, the Company received $219,426 (2018 - $49,205) in exchange for the notes payable to Hampshire Avenue SDN BHD (“Hampshire Avenue”), a parent company of Hampshire Capital Limited and Hampshire Infotech SDN BHD. The loans bear interest at 4% per annum, are unsecured and payable on demand. During the same period the Company repaid $48,743 (2018 - $Nil) in loans advanced from Hampshire Avenue.

During the nine-month period ended July 31, 2019, the Company incurred $90,577 (2018 - $Nil) in wages and salaries to Mr. Lim Hun Beng, the Company’s CEO, President and director. In addition, the Company incurred $21,773 (2018 - $Nil) in reimbursable expenses with Mr. Lim.

During the nine-month period ended July 31, 2019, the Company incurred $72,462 (2018 - $Nil) in wages and salaries to Mr. Liong Fook Weng, the Company’s CFO and director. In addition, the Company incurred $3,977 (2018 - $Nil) in reimbursable expenses with Mr. Liong.

NOTE 4 - EQUIPMENT

As at July 31, 2019, the equipment consisted of several computers and software required to operate the computers; and office equipment required for operations. The cost of equipment was $9,601. The Company recorded $3,737 (2018: $Nil) in amortization expense on its equipment for the nine months ended July 31, 2019.

NOTE 5 - LONG-TERM DEBT

On July 31, 2019, one of the vendors of the Company agreed to defer repayment of the amounts owed to the vendor on the following terms:

	July 31, 2019

Amount deferred	$	CAD$83,309
Date of repayment		December 31, 2020
Annual interest rate compounded monthly		6%

NOTE 6 - COMMON STOCK

During the nine-month period ended July 31, 2019, the Company did not have any transactions that would have resulted in issuance of its common stock. In addition, the Company did not have any warrants or options issued and exercisable during this period.

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

VGrab SMART Systems will initially consist of the following modules:

•VGrab Cloud Management System

•VGrab Database Management System

•VGrab Membership System

•VGrab Enterprise Resources Planning

•VGrab Cloud Point of Sales System

•VGrab Online Transactions Management System

•VGrab Ad Rotational Management System

•Online Directories & Apps Software (Software Updates)

Recent Corporate Developments

The following corporate developments occurred during the quarter ended July 31, 2019, and up to the date of the filing of this report:

Memorandum of Understanding to Acquire the Duesey Coffee and Chocolates Outlets

On July 2, 2019, we entered into a memorandum of understanding (“MOU”) with Hampshire Motor Group (China) Limited (“HMG”), a related party, to acquire the Duesey Coffee and Chocolates outlets in China and Malaysia (“Duesey Coffee”). Duesey Coffee is a spinoff brand of Duesenberg. Pursuant to the MOU, we have six months from the signing of the MOU to conduct our due-diligence of Duesey Coffee and to negotiate the terms of the acquisition, which will retain profit sharing arrangements as specified under the Cooperation Agreement No:VIL/CA/HMGC/V180625/1 between the Company and HMG dated for reference June 25, 2018.

Debt Restructuring

On July 31, 2019, we reached an agreement with one of our service providers to defer a portion of the amount payable to the service provider until December 31, 2020, as such our current liabilities were reduced by $63,362 (CAD$83,309) and were moved to long-term liabilities at 6% annual interest.

In addition, we have entered into negotiations with several other debt holders, including our CEO and CFO, to convert the amounts owed to them for prior services into shares of our common stock. As of the date of this Quarterly Report on Form 10-Q, we are continuing these negotiations and expect to reach definitive agreements before the end of our Fiscal 2019.

Summary of Financial Condition

	July 31, 2019	October 31, 2018
Working capital deficit	$(1,196,743)	$(894,941)
Current assets	$26,199	$23,745
Total current liabilities	$1,222,942	$918,686
Long-term liabilities	$63,362	$-
Common stock and additional paid in capital	$5,481,470	$5,481,470
Deficit	$(6,781,971)	$(6,422,908)
Accumulated other comprehensive income	$46,219	$50,428

Results of Operation

Our operating results for the three and nine months ended July 31, 2019 and 2018, and the changes in the operating results between those periods are summarized in the table below.

Three and Nine Months Summary

	Three Months Ended July 31,		Percentage	Nine Months Ended July 31,		Percentage
	2019	2018	Change	2019	2018	Change
Operating expenses	$(119,696)	$(175,053)	(32)%	$(351,996)	$ (399,125)	(12)%
Foreign exchange	81	(8,517)	101%	81	3,399	(98)%
Interest expense	(2,905)	(800)	263%	(7,148)	(1,847)	287%
Net loss	(122,520)	(184,370)	(34)%	(359,063)	(397,573)	(10)%
Translation to reporting currency	1,786	(15,046)	(112)%	(4,209)	255	(1,751)%
Comprehensive loss	$(120,734)	$(199,416)	(39)%	$(363,272)	$ (397,318)	(9)%

Revenue

During the three and nine months ended July 31, 2019 and 2018, we did not have any revenue generating operations; as such we can provide no assurances that we will be able to generate enough cash flow from our operations to support our ongoing operations.

Operating Expenses

Our operating expenses for the three and nine months ended July 31, 2019 and 2018, consisted of the following:

	Three Months Ended July 31,		Percentage	Nine Months Ended July 31,		Percentage
	2019	2018	Change	2019	2018	Change
Operating expenses:
Accounting	$ 3,386	$ 4,240	(20)%	$ 7,242	$ 9,924	(27)%
Amortization	1,178	-	n/a	3,737	-	n/a
General and administrative expenses	13,129	12,200	8%	38,650	36,201	7%
Management fees	-	62,294	(100)%	-	62,294	(100)%
Professional fees	2,678	751	257%	8,064	4,736	70%
Regulatory and filing	4,166	5,568	(25)%	16,396	15,970	3%
Salaries and wages	89,957	-	n/a	257,315	-	n/a
Software development costs	-	90,000	(100)%	230	270,000	(100)%
Travel and entertainment	5,202	-	n/a	20,362	-	n/a
Total	$ 119,696	$ 175,053	(32)%	$ 351,996	$ 399,125	(12)%

During the three-month period ended July 31, 2019, our operating expenses decreased by $55,357 or 32% from $175,053, for the three months ended July 31, 2018, to $119,695 for the three months ended July 31, 2019. The most significant change in our operating expenses was associated with software development costs which amounted to $90,000 during the period ended July 31, 2018, as opposed to $Nil for the period ended July 31, 2019. The change resulted from bringing our software development efforts in-house, as opposed to outsourcing the development to a third-party. The second largest change was associated with absence of management fees during the three-month period ended July 31, 2019, as opposed to $62,294 we recognized at July 31, 2018, which were associated with us issuing 500,000 shares of common stock to our former director as part of the resignation package the Company negotiated. In addition we spent less on our regulatory and accounting fees, which decreased by $1,402 and $854, respectively.

The above changes were in part offset by the increase in salaries and wages we incurred through our subsidiary, Vgrab Malaysia, which totaled $89,957 and were mainly associated with salaries and reimbursable expenses we accrued to our CEO and CFO. The second largest expense was associated with $13,129 in general and administrative expenses, which increased by $929 as compared to the period ended July 31, 2018, when our general and administrative expenses amounted to $12,200. In addition, during the three-month period ended  July 31, 2019, we recorded $5,202 in travel and entertainment expenses, expenses that did not exist in our fiscal 2018 and which were associated with increased operating activity in VGrab Malaysia, and $1,178 in amortization on equipment that we purchased for Vgrab Malaysia’s operations.

On a year-to-date basis, our operating expenses decreased by $47,129 or 12% from $399,125, for the nine months ended July 31, 2018, to $351,996 for the nine months ended July 31, 2019. The most significant change in our operating expenses was associated with software development costs which amounted to $270,000 during the period ended July 31, 2018, as opposed to $230 for the period ended July 31, 2019. The change resulted from bringing our software development efforts in-house, as opposed to outsourcing the development to a third-party. The second largest change was associated with absence of management fees during the nine-month period ended July 31, 2019, as opposed to $62,294 we recognized at July 31, 2018, which were associated with us issuing 500,000 shares of common stock to our former director as part of the resignation package the Company negotiated. In addition we spent less on our accounting fees, which decreased by $2,682 to $7,242 we incurred during the nine months ended July 31, 2019.

The above changes were offset by the increase in salaries and wages we incurred through our subsidiary, Vgrab Malaysia, which totaled $257,315 and were mainly associated with salaries and reimbursable expenses we accrued to our CEO and CFO. The second largest expense was associated with $38,650 in general and administrative expenses, which increased by $2,449 as compared to the nine-month period ended July 31, 2018, when our general and administrative expenses amounted to $36,201. In addition, during the nine-month period ended July 31, 2019, we recorded $20,362 in travel and entertainment expenses, expenses that did not exist in our fiscal 2018 and which were associated with increased operating activity in VGrab Malaysia, $16,396 in regulatory and filing fees (2018 - $15,970), $8,064 in legal fees (2018 - $4,736), and $3,737 in amortization on equipment that we purchased for Vgrab Malaysia’s operations.

Other Items

During the three-month period ended July 31, 2019, we recorded $2,905 (2018 - $800) in interest associated with our liabilities under the notes payable we issued to our major shareholder. During the nine-month period ended July 31, 2019, our interest expense amounted to $7,148 (2018 - $1,847).

During the three and nine months ended July 31, 2018, we recorded $8,517 in realized foreign exchange loss and $3,399 in realized foreign exchange gain associated with the fluctuation in the foreign exchange between the US, Canadian, and Malaysian currencies. During the three and nine months ended July 31, 2019 we recognized $81 in foreign exchange gain associated with the fluctuation in the foreign exchange between the US, Canadian, and Malaysian currencies.

Translation to Reporting Currency

Changes in translation to reporting currency result from differences between our functional currency, being the Canadian dollar for the parent Company, Hong Kong Dollar for VGrab Asia, and Malaysian Ringgit for VGrab Malaysia, and our reporting currency, being the United States dollar. These differences are caused by fluctuation in the foreign exchange between the three currencies as well as different accounting treatments between various financial instruments.

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

Based on our current plans, we expect to incur operating losses in future periods. At July 31, 2019, we had a working capital deficit of $1,196,743 and accumulated losses of $6,781,971 since inception. These factors raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we will be able to generate significant revenues in the future. These unaudited interim consolidated financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern. Therefore, we may be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

Working Capital

	At July 31, 2019	At October 31, 2018
Current assets	$26,199	$23,745
Current liabilities	(1,222,942)	(918,686)
Working capital deficit	$(1,196,743)	$(894,941)

During the nine-month period ended July 31, 2019, our working capital deficit increased by $301,802, from $894,941 as at October 31, 2018, to $1,196,743 as at July 31, 2019. The increase in the working capital deficit was primarily related to a $369,586 increase in amounts payable to our related parties, mainly on account of accrued salaries to our CEO and CFO, and advances we received from our major shareholder to support our ongoing operations. The decrease in our cash balance from $17,964 we held in our banks at October 31, 2018, to $15,937 we held in our banks at July 31, 2019, also negatively affected our working capital. During the three-month period ended July 31, 2019, we reached an agreement with one of our service providers to defer a portion of the amount payable to the service provider until December 31, 2020. As a result of this agreement our current liabilities were reduced by $63,362 (CAD$83,309). The long-term debt that resulted from this transaction accumulates interest at 6% per annum compounded monthly, and will become payable on or after December 31, 2020.

Cash Flows

	Nine Months Ended July 31,
	2019	2018
Net cash used in operating activities	$(164,266)	$(63,675)
Net cash used in investing activities	(5,515)	-
Net cash provided by financing activities	167,661	49,205
Effect of exchange rate changes on cash	93	(11)
Net decrease in cash	$(2,027)	$(14,481)

Net cash used in operating activities

During the nine-month period ended July 31, 2019, we used $164,266 to support our operating activities. This cash was used to cover our cash operating expenses of $352,571, to increase our GST recoverable by $405, to pay $4,073 towards future expenses, and to decrease our accounts payable and accrued liabilities by $1,941. These uses of cash were offset by $31,685 increase in amounts due to related parties for reimbursable expenses, and by $163,039 increase to accrued salaries payable to our CEO and CFO.

During the nine-month period ended July 31, 2018, we used $63,675 to support our operating activities. This cash was used to cover our cash operating expenses of $336,877, to increase our GST recoverable by $351 and to pay $3,964 towards future expenses. These uses of cash were offset by increase in our accounts payable and accrued liabilities of $277,517.

Non-cash operating activities

During the nine-month period ended July 31, 2019, we recorded $7,148 in interest associated with our liabilities under the notes payable we issued to our major shareholder and $3,737 in amortization of our office equipment. In addition, $4,393 was associated with foreign exchange fluctuation between the US, Canadian, Hong Kong and Malaysian currencies.

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

Net cash used in investing activities

During the nine-month period ended July 31, 2019, we used $5,515 to acquire computers and other equipment for our operations in Malaysia. We did not have any investing activities during the nine months ended July 31, 2018.

Net cash provided by financing activities

During the nine-month period ended July 31, 2019, we received $167,661 under loan agreements with Hampshire Avenue SDN BHD, a parent company of Hampshire Group. The loans bear interest at 4% per annum, are unsecured and payable on demand.

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

As of July 31, 2019, we had $15,937 in cash on hand and a working capital deficit of $1,196,743, which raises substantial doubt about our continuation as a going concern. We plan to mitigate our losses in future years by controlling our operating expenses and actively seeking new distribution channels for our Vgrab Applications, SMART Systems, and the related services. We cannot provide assurance that we will be successful in generating additional capital to support our development. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Foreign Currency Translation and Transaction

The Parent Company’s functional currency is the Canadian dollar, VGrab Asia's functional currency is Hong Kong dollar, and VGrab Malaysia’s functional currency is Malaysian ringgit, the Company’s reporting currency is the United States dollar. VGrab International’s functional and reporting currency is the United States dollar. The Company translates assets and liabilities to US dollars using year-end exchange rates and translates revenues and expenses using average exchange rates during the period. Gains and losses arising on translation to the reporting currency are included in the other comprehensive income.

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

At July 31, 2019, we had $1,292 in cash on deposit with a large chartered Canadian bank, $7,004 in cash on deposits with a bank in Malaysia, and $7,641 in cash on deposits with a bank in Hong Kong. As part of our cash management process, we perform periodic evaluations of the relative credit standing of these financial institutions.  We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended July 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
101

The following unaudited interim consolidated financial statements from the registrant’s Quarterly Report on Form 10-Q for the three and nine months ended July 31, 2019, formatted in XBRL:

(i) Consolidated Balance Sheets at July 31, 2019 (unaudited), and October 31, 2018;

(ii) Unaudited Condensed Interim Consolidated Statements of Operations for the Three and Nine Months ended July 31, 2019 and 2018;

(iii) Unaudited Condensed Interim Consolidated Statement of Stockholders’ Deficit for the Nine-Month Period Ended July 31, 2019;

(iv) Unaudited Condensed Interim Consolidated Statements of Cash Flows for the Nine Months ended July 31, 2019 and 2018; and

(v) Notes to the Interim Consolidated Financial Statements.

Notes:

(1)Filed with the SEC as an exhibit to our Registration Statement on Form S-1 filed on June 12, 2012.

(2)Filed with the SEC as an exhibit to our Registration Statement on Form S-1/A2 filed on August 23, 2012.

(3)Filed with the SEC as an exhibit to our Annual Report on Form 10-K filed on January 28, 2013.

(4)Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed on March 8, 2013.

(5)Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 4, 2013.

(6)Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on January 9, 2014.

(7)Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on January 14, 2015.

(8)Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 17, 2015.

(9)Filed with the SEC as an exhibit to our Annual Report on Form 10-K filed on February 9, 2016.

(10)Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed on September 14, 2016.

(11)Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on July 15, 2016.

(12)Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on July 22, 2016.

(13)Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed on September14, 2016.

(14)Filed with the SEC as an exhibit to our Annual Report on Form 10-K filed on February 13, 2018.

(15)Filed with the SEC as an exhibit to our Annual Report on Form 10-Q filed on March 16, 2018.

(16)Filed with the SEC as an exhibit to our Annual Report on Form 10-Q filed on June 15, 2018.

(17)Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on June 22, 2018.

(18)Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on July 2, 2018.

(19)Filed with the SEC as an exhibit to our Annual Report on Form 10-K filed on January 29, 2019.

(20)Filed with the SEC as an exhibit to our Annual Report on Form 10-Q filed on September 14, 2018.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  September 16, 2019

VGRAB COMMUNICATIONS INC.

By:	/s/ Lim Hun Beng
Lim Hun Beng Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ Liong Fook Weng
Liong Fook Weng Chief Financial Officer (Principal Accounting Officer)