Form 10-K
period 2019-10-31
VGRAB COMMUNICATIONS INC.
filed 2020-01-29
CIK 1551887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 31, 2019

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,750,955 based on a price of $0.12, which was the last price at which our common equity was last sold as of April 30, 2019.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  The number of shares of the registrant’s common stock, without par value, outstanding as of January 29, 2020, was 42,112,717.

ii

iii

PART I

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements”.  These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry.  Words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “may,” and other similar expressions identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements.  Factors that might cause such a difference include, but are not limited to, those discussed in the sections of this annual report titled “Risk Factors”, “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as the following:

•general economic conditions, because they may affect our ability to raise money;

•our ability to raise enough money to continue our operations;

•changes in regulatory requirements that adversely affect our business; and

•other uncertainties, all of which are difficult to predict and many of which are beyond our control.

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

On June 24, 2015, we formed a subsidiary, VGrab International Ltd., (“VGrab International”) under the Labuan Companies Act 1990 in Federal Territory of Labuan, Malaysia. The initial focus of the VGrab International was to continue development of the VGrab Application and continue its market penetration in Southeast Asia.  As of the date of this Annul Report on Form 10-K, VGrab International is used as a holding company as all the business operations were moved to VGrab Communications Malaysia Sdn Bhd (“VGrab Malaysia”), which we incorporated on May 17, 2018, under the Malaysia Companies Act 2016 in Malaysia. The main business objective of Vgrab Malaysia is to facilitate online promotions, advertising and e-commerce.

Since its incorporation, VGrab Malaysia has been working on the development of its SMART System prototype. VGrab's new SMART System will consist of several modules, including VGrab Memberships system, which will allow its users to sign up via internet or quick response code, also known as "QR Code", VGrab Cloud Management System ("VCMS"), and VGrab Database Management System ("VDMS"). VCMS and VDMS will form the backbone of VGrab's SMART System, integrating each future developed VGrab SMART System's module into the platform. The Company is currently testing the development of the VGrab SMART System before deployment to potential clients.

On February 18, 2019, we formed another subsidiary, VGrab Asia Limited (“Vgrab Asia”). The main business objective of Vgrab Asia is to facilitate online promotions, advertising and e-commerce to its potential customer based in P.R.China. In addition, Vgrab Asia is going to position itself as commodities trader to capture the current market trends in P.R.China.

On March 5, 2019, VGrab Asia entered into a mobile application development agreement with a group of private software developers from China (the “Vendor”) to develop a mobile software application (“VGrab WeChat Application”). VGrab WeChat Application is developed for use with smartphones in P.R.China using the WeChat Android and Apple iOS operating systems allowing users to sign up for memberships, deposit money, purchase products, redeem vouchers, upload media promotions onto the smartphones, etc... On August 14, 2019, the VGrab WeChat Application was tested and completed for client usage.

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

As of the date of this Annual Report on Form 10-K, we have not recorded any revenue associated with the Agreement.

On July 2, 2019, in an attempt to increase possible business synergies with HMGS, we entered into a Memorandum of Understanding (“MOU”) with HMGC, to acquire the Duesey Coffee and Chocolates outlets in China and Malaysia (“Duesey Coffee”). Pursuant to the MOU, we had six months from the signing of the MOU to conduct our due-diligence of Duesey Coffee and to negotiate the terms of the acquisition.

Based on the due-diligence and further negotiations we had with HMGC and the shareholders of the individual outlets operating under the Duesenberg brand, we have decided not to extend the MOU, and instead are working on integration of our Vgrab WeChat Application throughout the Brand.

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

Aside from the Cooperation Agreement with HMGC, we do not rely on any other major customers.

Research and Development

During the fiscal year ended October 31, 2019, we incurred $200,333 (2018 - $183,427) on development of VGrab applications and SMART Systems.

Number of Total Employees and Number of Full Time Employees

As at the date of this Annual Report on Form 10-K our subsidiary, VGrab Malaysia, has 11 employees. Mr. Lim, our CEO and President, and Mr. Liong, our CFO, Corporate Secretary and the Treasurer, are also on payroll of VGrab Malaysia. Our parent Company, VGrab Asia, and VGrab International have no employees and rely on the services of third-party consultants to support the operations.

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

Because our largest shareholder, Hampshire Avenue SDN. BHD. (“Hampshire Avenue”) controls over 55% of our outstanding common stock, investors may find that corporate decisions influenced by Hampshire are inconsistent with the best interests of other stockholders.

Hampshire Capital Limited controls 47.49%, Hampshire Avenue Sdn. Bhd. controls 3.48%, and Hampshire Infotech Sdn. controls 4.50% of the issued and outstanding shares of our common stock. Hampshire Avenue is a parent company of Hampshire and Hampshire Infotech and, accordingly, beneficially controls 55.47% or our common stock (for greater clarity, Hampshire Avenue and its subsidiaries are referred to in this Form 10-K as “Hampshire Group”). In accordance with our Articles of Incorporation and Bylaws, Hampshire Group is able to control who is elected to our board of directors and thus could act, or could have the power to act, as our management.

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

The JOBS Act is intended to reduce the regulatory burden on “emerging growth companies”. We meet the definition of an “emerging growth company” and so long as we qualify as an “emerging growth company,” we will, among other things:

•be exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that its independent registered public accounting firm provide an attestation report on the effectiveness of its internal control over financial reporting;

•be exempt from the "say on pay” provisions (requiring a non-binding shareholder vote to approve compensation of certain executive officers) and the "say on golden parachute” provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) and certain disclosure requirements of the Dodd-Frank Act relating to compensation of Chief Executive Officers;

•be permitted to omit the detailed compensation discussion and analysis from proxy statements and reports filed under the Exchange Act, as amended and instead provide a reduced level of disclosure concerning executive compensation; and

•be exempt from any rules that may be adopted by the PCAOB requiring mandatory audit firm rotation or a supplement to the auditor’s report on the financial statements.

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

1.contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

2.contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of securities laws;

3.contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;

4.contains a toll-free telephone number for inquiries on disciplinary actions;

5.defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and

6.contains such other information and is in such form, including language, type, size and format, as the SEC shall require by rule or regulation.

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

VGrab International registered and records office is located at Kensington Gardens, No. U1317, Lot 7616, Jalan Jumidar Buyong, 87000 Federal Territory of Labuan, Malaysia. VGrab Malaysia’s  registered and records office is located at  Level 33A, Menara 1MK, Kompleks 1 Mont Kiara N0.1 Jalan Kiara, Mont Kiara, 50480 Kuala Lumpur, Malaysia, and VGrab Asia’s registered and records office is located at Room 2401, 24/Fl., CC Wu Building, 302-308 Hennessy Road, Wanchai, Hong Kong.

Other than these offices, we do not currently maintain any other facilities, and do not anticipate the need for maintaining other facilities at any time in the foreseeable future.

ITEM 3: LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings and, to the best of our knowledge, none of our claims or assets are the subject of any pending legal proceedings.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

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

Table 1: High and low bids

Fiscal quarters ended:	High	Low
October 31, 2019	$0.22	$0.10
July 31, 2019	$0.14	$0.08
April 30, 2019	$0.20	$0.10
January 31, 2019	$0.27	$0.105
October 31, 2018	$0.135	$0.10
July 31, 2018	$0.16	$0.08
April 30, 2018	$0.13	$0.07
January 31, 2018	$0.1864	$0.008

Holders

As of January 29, 2020, we had 41 shareholders of record according to a shareholders’ list provided by our transfer agent. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name. Our transfer agent is Empire Stock Transfer with an address at 1859 Whitney Mesa Dr. Henderson, Nevada, 89014 and their phone number is 702-818-5898.

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

Recent Sales of Unregistered Securities

On November 4, 2019, we issued 133,333 shares of our common stock to our director, Mr. Ong See-Ming. The shares were issued as consideration for Mr. Ong’s services and were valued at $29,333, fair market value as at October 31, 2019, the date the Company resolved to grant the shares.

The shares were issued to Mr. Ong in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Regulation S of the Securities Act, on the basis of representations made by Mr. Ong that he is not a "US Person" (as that term is deﬁned in Regulation S) and was not in the United States at the time he received the shares. The Company did not engage in any form of “directed selling efforts” (as that term is defined in Regulation S) in connection with the issuance of the shares to Mr. Ong.

On January 8, 2020, we issued a total of 3,000,000 shares of our common stock at a deemed value of $0.10 per shares and a total of 3,465,546 shares of our common stock at a deemed value of $0.18 per share to settle outstanding indebtedness of $923,798 with certain creditors of the Company.

The shares were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Regulation S of the Securities Act, on the basis of representations that the debt holders were not "US Persons" (as that term is deﬁned in Regulation S) and were not in the United States at the time they received the shares. The Company did not engage in any form of “directed selling efforts” (as that term is defined in Regulation S) in connection with the issuance of the shares for debt.

ITEM 6: SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary of financial condition

Table 2: Comparison of financial condition

	October 31, 2019	October 31, 2018
Working capital deficit	$(608,524)	$(894,941)
Current assets	$48,553	$23,745
Total liabilities	$721,336	$918,686
Common stock and additional paid in capital	$5,591,386	$5,481,470
Deficit	$(7,264,164)	$(6,422,908)
Accumulated other comprehensive income	$46,339	$50,428

Results of operations

YEARS ENDED OCTOBER 31, 2019 AND 2018

Our operating results for the years ended October 31, 2019 and 2018 and the changes in our operating results between them are summarized in the Table 3 below.

Table 3: Summary

	Year ended October 31,		Percentage increase /
	2019	2018	(decrease)
Operating expenses	$(716,438)	$(561,569)	28%
Foreign exchange	1,856	7,376	(75)%
Interest expense	(11,674)	(2,976)	292%
Loss on conversion of debt	(115,000)	-	n/a
Net loss	(841,256)	(557,169)	51%
Translation to reporting currency	(4,089)	(855)	378%
Comprehensive loss	$(845,345)	$(558,024)	51%

Revenue

During the years ended October 31, 2019 and 2018 we did not have any revenue generating operations.  We are presently in the early development stage of our operations, with our main business goal being software application development, marketing, and distribution. Our Cooperation agreement with HMGC has yet to start generating revenue, therefore we can provide no assurances that we will be able to generate enough cash flow from our operations to support our ongoing operations.

Operating Expenses

Our operating expenses for the years ended October 31, 2019 and 2018 consisted of the following:

Table 4: Changes in operating expenses

	Year ended October 31,		Percentage increase /
	2019	2018	(decrease)
Operating expenses:
Accounting	$18,541	$19,206	(3)%
Amortization	4,901	-	n/a
General and administrative expenses	56,437	50,139	13%
Management fees	29,333	62,038	(53)%
Professional fees	12,143	7,058	72%
Regulatory and filing	28,899	21,426	35%
Salaries and wages	338,119	206,825	63%
Software development costs	200,333	183,427	9%
Travel and entertainment	27,732	11,450	142%
Total operating expenses	$716,438	$561,569	28%

Our operating expenses increased by $154,869, or 28%, from $561,569 for the year ended October 31, 2018, to $716,438 for the year ended October 31, 2019. The most significant expense item that contributed to increase in our operating expenses was associated with salaries and wages we incurred through our subsidiaries in Malaysia, which totaled $338,119 and were mainly associated with salaries and reimbursable expenses we accrued to our CEO and CFO (2018- $206,825). The second largest expense was associated with software development costs of $200,333, which were required to develop the VGrab WeChat Application for use by Vgrab Asia; in comparative Fiscal 2018 we spent $183,427 developing SMART Systems for use by Vgrab Malaysia.

In addition to the above expenses, we incurred $29,333 in management fees we recorded on issuance of 133,333 common shares to Mr. Ong, our director, to recognize his past services; the management fees decreased by $32,705, or 53%, in comparison to $62,038 we recognized for the year ended October 31, 2018, which were associated with 500,000 common shares we issued to our former CEO and CFO, Mr. Skurtys, as consideration for his past services. During our Fiscal 2019, we recorded $56,437 in general and administrative expenses, which increased by $6,298, as compared to $50,139 we incurred during the year ended October 31, 2018. Our travel and entertainment expenses increased by $16,282 to $27,732 we incurred during the year ended October 31, 2019, as compared to $11,450 we incurred in our Fiscal 2018; these increases were associated with increased operating activity in VGrab Malaysia, and Vgrab Asia. In addition to the above expenses, our regulatory and filing fees as well as professional fees increase by $7,473 and $5,085, respectively, from $21,426 to $28,899 in regulatory and filing fees, and from $7,058 to $12,143 in professional fees. During the year ended October 31, 2019, we recorded $4,901 in amortization on equipment that we purchased for Vgrab Malaysia’s operations (expense that did not exist during the year ended October 31, 2018). Our accounting fees remained relatively steady decreasing by $665, from $19,206 we incurred during the year ended October 31, 2018, to $18,541 we incurred during the year ended October 31, 2019.

Other Items

During the year ended October 31, 2019, we recorded $1,856 in realized foreign exchange gains associated with the fluctuation in foreign exchange rates between the US, Canadian, Malaysian and Hong Kong currencies. During the year ended October 31, 2018, we recorded $7,376 in realized foreign exchange gains associated with the fluctuation in foreign exchange rates between the US, Canadian, and Malaysian currencies.

During the year ended October 31, 2019, we recorded $11,674 (2018 - $2,976) in interest associated with our liabilities under the notes payable we issued to our debt holders.

During the year ended October 31, 2019, we concluded negotiations with certain debt holders to convert a total of $923,798 we owed on account of services and cash advances provided to us into 6,465,546 shares of our common stock. A total of $623,798 was converted at a deemed value of $0.18 per share with remaining $300,000 converted at a deemed valued of $0.10 per share. We recorded $115,000 as loss on conversion of $660,000 debt with third-party service providers and a lender. Remaining $263,798 in converted debt was owed to Hampshire Avenue, our major shareholder. Hampshire Avenue agreed to convert the debt at a deemed price of $0.18 per share. At the time the agreement was executed, our shares were trading at $0.105 per share, resulting in $109,916 gain associated with conversion of this debt, which we recorded as an increase to an additional paid-in capital.  We did not have similar transactions during the year ended October 31, 2018.

Translation to Reporting Currency

Changes in translation to reporting currency result from differences between our functional currencies, being the Canadian dollar for the parent Company, Malaysian Ringgit for VGrab Malaysia, and Hong Kong Dollar for Vgrab Asia, and our reporting currency, being the United States dollar. These differences are caused by fluctuation in foreign exchange rates between the four currencies as well as different accounting treatments between various financial instruments.

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

Based upon our current plans, we expect to incur operating losses in future periods. At October 31, 2019, we had a working capital deficit of $608,524 and accumulated losses of $7,264,164 since inception. These factors raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we will be able to generate significant revenues in the future. The consolidated financial statements included with this Annual Report on Form 10-K do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern. Therefore, we may be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

INTERNAL AND EXTERNAL SOURCES OF LIQUIDITY

Table 5: Working Capital

	At October 31, 2019	At October 31, 2018
Current assets	$48,553	$23,745
Current liabilities	(657,077)	(918,686)
Working capital deficit	$(608,524)	$(894,941)

During the year ended October 31, 2019, our working capital deficit decreased by $286,417, from $894,941 at October 31, 2018, to $608,524 at October 31, 2019. The decrease in working capital deficit was primarily related to the conversion of $560,000 we owed to our vendors, $100,000 we owed pursuant to a non-interest-bearing loan agreement, and $263,798 we owed to Hampshire Avenue under 4% notes payable into 6,465,546 shares of our common stock; in addition, increase in prepaid expenses of $23,121 further contributed to decrease in working capital deficit. These changes were in part offset by increased amounts due to our CEO and CFO on account of their salaries, which increased by $212,941.

Table 6: Cash Flows

	At October 31, 2019	At October 31, 2018
Net cash used in operating activities	$(236,594)	$(101,046)
Net cash used in investing activities	(5,515)	(3,931)
Net cash provided by financing activities	243,948	107,205
Effect of exchange rate changes on cash	3	(151)
Net increase in cash	$1,842	$2,077

Net cash used in operating activities. During the year ended October 31, 2019 we used $236,594 to support our operating activities. This cash was used to cover our cash operating expenses of $683,147, and to pay $23,128 towards our future expenses. These uses of cash were offset by $34,044 increase in amounts due to related parties for reimbursable expenses, and by $212,941 increase to accrued salaries payable to our CEO and CFO. In addition, a $222,541 increase to our accounts payable and accrued liabilities and $154 decrease in GST recoverable further decreased cash used in operations.

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

Non-cash operating activities. During the year ended October 31, 2019, we recorded $115,000 loss on conversion of third-party debt (the shares were issued on January 8, 2020). We recorded $29,333 in management fee associated with the fair value of 133,333 shares we issued to our director, and $4,901 in amortization expense associated with the computers and other office equipment we acquired for the operations of Vgrab Malaysia. In addition, we accrued $10,720 in interest on our notes payable to Hampshire Avenue, and $954 in interest on $64,259 we reclassified from current debt to long-term debt. These non-cash transactions were in part offset by $2,799 in foreign exchange fluctuations between the US, Canadian, Malaysian, and Hong Kong currencies.

During the year ended October 31, 2018, we recorded $3,705 in foreign exchange fluctuations between the US, Canadian, and Malaysian currencies, and $2,976 in interest we accrued on the notes payable we issued to Hampshire Avenue. In addition, we recorded $60,000 as a one-time management fee associated with the fair value of 500,000 shares we issued to our former CEO, CFO and director on his resignation.

Net cash used in investing activities. During the year ended October 31, 2019, we used $5,515 to acquire computer and office equipment for our operations in Malaysia (2018 - $3,931).

Net cash provided by financing activities. During the year ended October 31, 2019, we received $243,948 under loan agreements with Hampshire Avenue. The loans bear interest at 4% per annum, are unsecured and payable on demand.

During the year ended October 31, 2018, we received $107,205 in proceeds from the loan agreements with Hampshire Avenue. The loans bear interest at 4% per annum, are unsecured and payable on demand.

Non-cash financing activities. On October 3, 2019, we agreed to convert $100,000 we owed to a third-party lender under a non-interest-bearing loan agreement into 1,000,000 shares of our common stock at a deemed price of $0.10 per share. At the time of conversion our shares traded at $0.205, therefore we recognized $105,000 in loss on conversion. In addition, we converted $263,798 we owed to Hampshire Avenue under 4% notes payable into 1,465,546 shares of our common stock at a deemed price of $0.18 per share. Since at the time of conversion our shares traded at $0.105, we recognized $109,916 as increase to our paid-in capital. Furthermore, during our fourth quarter ended October 31, 2019 we agreed to convert $560,000 we owed to third-party vendors for services they provided to us into 4,000,000 shares of our common stock. The conversion resulted in $10,000 loss, which we expensed as part of loss on conversion of debt.

On July 31, 2019, we reached an agreement with one of our service providers to extend repayment of $64,259 we owed to the vendor until December 31, 2021. The vendor agreed to extend the repayment in exchange for 6% annual interest accrued on the principal and compounded monthly. As at October 31, 2019, the principal converted to long-term advance accrued $954 in interest.

Capital Resources

Our ability to continue the development and marketing of the VGrab Applications, SMART Systems, and VGrab WeChat Application is subject to our ability to obtain the necessary funding.  We expect to raise funds through sales of our debt or equity securities. We have no committed sources of capital.  If we are unable to raise funds as and when we need them, we may be required to curtail, or even to cease, our operations.

As of October 31, 2019, we had cash on hand of $19,806 and working capital deficit of $608,524, which raises substantial doubt about our continuation as a going concern. We plan to mitigate our losses in future years by controlling our operating expenses and actively seeking new distribution channels for our VGrab Applications. We cannot provide assurance that we will be successful in generating additional capital to support our development. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Contingencies and Commitments

We had no contingencies at October 31, 2019.

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

Our significant accounting policies are disclosed in the notes to the audited consolidated financial statements for the year ended October 31, 2019. The following accounting policies have been determined by our management to be the most important to the portrayal of our financial condition and results of operation:

Principles of Consolidation

The Company’s audited consolidated financial statements include the accounts of the Company and its subsidiaries. On consolidation, the Company eliminates all intercompany balances and transactions.

Internal-Use Software

The Company incurs costs related to the development of its VGrab Applications, SMART Systems, VGrab WeChat Application, and VGrab.com website. Costs incurred in the planning and evaluation stage of internally-developed software and website, as well as development costs where economic benefit cannot be readily determined, are expensed as incurred. Costs incurred and accumulated during the development stage, where economic benefit of the software can be readily determined, are capitalized and included as part of Intangible assets on the balance sheets. Additional improvements to the web site and applications following the initial development stage are expensed as incurred. Capitalized internally-developed software and website development costs will be amortized over their expected economic life using the straight-line method.

Foreign Currency Translation and Transaction

The Parent Company’s functional currency is the Canadian dollar, VGrab Malaysia’s functional currency is Malaysian Ringgit, and Vgrab Asia’s functional currency is Hong Kong dollar, the Company’s reporting currency is the United States dollar. VGrab International’s functional and reporting currency is the United States dollar. The Company translates assets and liabilities to US dollars using year-end exchange rates, and translates revenues and expenses using average exchange rates during the period. Gains and losses arising on translation to the reporting currency are included in the other comprehensive income.

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

At October 31, 2019, we had $5,841 in cash on deposit with a large chartered Canadian bank, $12,745 in cash on deposits with a bank in Malaysia, and $1,220 in cash on deposits with a bank in Hong Kong. As part of our cash management process, we perform periodic evaluations of the relative credit standing of these financial institutions.  We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of VGrab Communications Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of VGrab Communications Inc. (the "Company") as of October 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ deficit and cash flows, for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has not generated revenues to date, has accumulated losses of $7,264,164 since inception, and requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

Basis for Opinion

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

/s/ DMCL

DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED PROFESSIONAL ACCOUNTANTS

We have served as the Company’s auditor since 2010

Vancouver, Canada

January 29, 2020

VGRAB COMMUNICATIONS INC.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	October 31, 2019	October 31, 2018

ASSETS

Current assets
Cash	$19,806	$17,964
GST recoverable	827	982
Prepaids	27,920	4,799
Total current assets	48,553	23,745

Equipment	4,559	3,931
Total assets	$53,112	$27,676

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$43,520	$454,254
Accrued liabilities	19,380	9,555
Due to related parties	594,177	354,877
Loan payable	-	100,000
	657,077	918,686

Long-term debt	64,259	-
Total liabilities	721,336	918,686

Stockholders' deficit
Common stock, no par value, unlimited number authorized, 35,513,838 issued and outstanding at October 31, 2019 and 2018	5,358,377	5,358,377
Additional paid-in capital	233,009	123,093
Obligation to issue shares	958,215	-
Accumulated other comprehensive income	46,339	50,428
Deficit	(7,264,164)	(6,422,908)
Total stockholders' deficit	(668,224)	(891,010)
Total liabilities and stockholders' deficit	$53,112	$27,676

The accompanying notes are an integral part of these consolidated financial statements.

VGRAB COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

	Year Ended October 31,
	2019	2018

Operating expenses
Accounting	$18,541	$19,206
Amortization	4,901	-
General and administrative expenses	56,437	50,139
Management fees	29,333	62,038
Professional fees	12,143	7,058
Regulatory and filing	28,899	21,426
Salaries and wages	338,119	206,825
Software development costs	200,333	183,427
Travel and entertainment	27,732	11,450
	(716,438)	(561,569)
Other items
Loss on debt conversion	(115,000)	-
Foreign exchange	1,856	7,376
Interest expense	(11,674)	(2,976)

Net loss	(841,256)	(557,169)
Translation to reporting currency	(4,089)	(855)
Comprehensive loss	$(845,345)	$(558,024)

Loss per share - basic and diluted	$(0.02)	$(0.02)

Weighted average number of shares outstanding:	35,513,838	35,091,920

The accompanying notes are an integral part of these consolidated financial statements.

VGRAB COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(EXPRESSED IN US DOLLARS)

	Common Stock
	Shares	Amount	Obligation to Issue Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit	Total

Balance at October 31, 2017	35,013,838	$5,298,377	$-	$123,093	$51,283	$(5,865,739)	$(392,986)

Management fees paid by shares	500,000	60,000	-	-	-	-	60,000
Translation to reporting currency	-	-	-	-	(855)	-	(855)
Net loss	-	-	-	-	-	(557,169)	(557,169)
Balance at October 31, 2018	35,513,838	5,358,377	-	123,093	50,428	(6,422,908)	(891,010)

Obligation to issue shares for services	-	-	29,333	-	-	-	29,333
Obligation to issue shares for debt	-	-	928,882	109,916	-	-	1,038,798
Translation to reporting currency	-	-	-	-	(4,089)	-	(4,089)
Net loss	-	-	-	-	-	(841,256)	(841,256)
Balance at October 31, 2019	35,513,838	$5,358,377	$958,215	$233,009	$46,339	$(7,264,164)	$(668,224)

The accompanying notes are an integral part of these consolidated financial statements.

VGRAB COMMUNICATIONS INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

	Year Ended October 31,
	2019	2018

Cash flow used in in operating activities
Net loss	$(841,256)	$(557,169)
Adjustments to reconcile net loss to net cash used in operating activities
Accrued interest on related party notes	10,720	2,976
Accrued interest on notes payable	954	-
Amortization	4,901	-
Management fees, non-cash	29,333	60,000
Loss on debt conversion	115,000	-
Foreign exchange	(2,798)	(3,705)

Changes in operating assets and liabilities
GST recoverable	154	(203)
Prepaids	(23,128)	(1,577)
Accounts payable and accrued liabilities	222,541	190,186
Due to related parties	34,044	27,481
Accrued salaries due to related parties	212,941	180,965
Net cash used in operating activities	(236,594)	(101,046)

Cash flows used in investing activities
Purchase of equipment	(5,515)	(3,931)
Net cash used in investing activities	(5,515)	(3,931)

Cash flows provided by financing activities
Loans payable to related party	243,948	107,205
Net cash provided by financing activities	243,948	107,205

Effect of exchange rate changes on cash	3	(151)

Net increase in cash	1,842	2,077
Cash, beginning	17,964	15,887
Cash, ending	$19,806	$17,964

The accompanying notes are an integral part of these consolidated financial statements.

VGRAB COMMUNICATIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2019

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

As of the date of these consolidated financial statements, the Company has the following subsidiaries:

Name	Incorporation	Incorporation Date
Vgrab International Ltd.	Labuan Companies Act 1990, Federal Territory of Labuan, Malaysia	June 24, 2015
Vgrab Communications Malaysia Sdn Bhd	Malaysia Companies Act 2016	May 17, 2018
VGrab Asia Limited	Companies Ordinance, Chapter 622 of the Laws of Hong Kong	February 18, 2019

The Company’s consolidated financial statements are prepared on a going concern basis in accordance with US generally accepted accounting principles (“GAAP”) which contemplate the realization of assets and discharge of liabilities and commitments in the normal course of business. The Company has not generated operating revenues to date, and has accumulated losses of $7,264,164 since inception.  The Company has funded its operations through the issuance of capital stock and debt.  Management plans to raise additional funds through equity and/or debt financing.  There is no certainty that further funding will be available as needed.  These factors raise substantial doubt about the ability of the Company to continue operating as a going concern.  The Company’s ability to continue its operations as a going concern, realize the carrying value of its assets, and discharge its liabilities in the normal course of business is dependent upon its ability to raise new capital sufficient to fund its commitments and ongoing losses, and ultimately on generating profitable operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with US GAAP and are presented in United States dollars.

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain of the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. Significant areas of estimate include the carrying value of the intangible assets and deferred income tax assets. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Internal-Use Software

The Company incurs costs related to the development of its VGrab Application, Vmore Platform and VGrab.com website. Costs incurred in the planning and evaluation stage of internally-developed software and website, as well as development costs where economic benefit cannot be readily determined, are expensed as incurred. Costs incurred and accumulated during the development stage, where economic benefit of the software can be readily determined, are capitalized and included as part of intangible assets on the balance sheets. Additional improvements to the web site following the initial development stage are expensed as incurred. Capitalized internally-developed software and website development costs are amortized over their expected economic life using the straight-line method.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts payable, amounts due to related parties, and loans payable. The carrying value of these financial instruments approximates their fair value based on their short-term nature. The Company is not exposed to significant interest, exchange or credit risk arising from these financial instruments.

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

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment).  There were no assets or liabilities measured at fair value on a nonrecurring basis during the periods ended October 31, 2019 and 2018.

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

Vgrab International Ltd’s functional currency is the United States dollar, Vgrab Communications Malaysia Sdn Bhd’s functional currency is Malaysian Ringgit, and VGrab Asia Limited’s functional currency is Hong Kong Dollar. Reporting currency for all subsidiaries is the United States dollar.

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

Equipment

Equipment is stated at cost and is amortized over its estimated useful life on a straight-line basis over 2 years.

NOTE 3 - RELATED PARTY TRANSACTIONS

The following amounts were due to related parties as at:

	October 31, 2019	October 31, 2018
Due to a major shareholder for payments made on behalf of the Company (a)	$1,302	$1,301
Notes payable to a major shareholder (b)	138,529	148,289
Due to the Chief Executive Officer (“CEO”) and Director of the Company (a)	269,381	121,156
Due to the Chief Financial Officer (“CFO”) and Director of the Company (a)	184,965	84,131
Total due to related parties	$594,177	$354,877

(a) Amounts are unsecured, due on demand and bear no interest.

(b) Amounts are unsecured, due on demand and bear interest at 4%.

During the year ended October 31, 2019, the Company recorded $10,720 (2018 - $2,976) in interest expense associated with its liabilities under the notes payable issued to the major shareholder.

During the year ended October 31, 2019, the Company received $313,663 (2018 - $107,205) in exchange for the notes payable to Hampshire Avenue SDN BHD (“Hampshire Avenue”), a parent company of Hampshire Capital Limited and Hampshire Infotech SDN BHD. The loans bear interest at 4% per annum, are unsecured and payable on demand. During the same period the Company repaid $69,601 (2018 - $Nil) in loans advanced from Hampshire Avenue. Hampshire Avenue SDN BHD agreed to convert a total of $263,798, consisting of principal amount of $258,244 and interest accrued of $5,554 into 1,465,546 shares of the Company’s common stock at USD$0.18 per share (Notes 6 and 8).

During the year ended October 31, 2019, the Company incurred $119,798 (2018 - $100,536) in wages and salaries to Mr. Lim Hun Beng, the Company’s CEO, President and director, in addition, the Company incurred $28,798 (2018 - $24,076) in reimbursable expenses with Mr. Lim.

During the year ended October 31, 2019, the Company incurred $95,838 (2018 - $80,429) in wages and salary to Mr. Liong Fook Weng, the Company’s CFO and director, in addition, the Company incurred $5,247 (2018 - $7,326) in reimbursable expenses with Mr. Liong.

On October 31, 2019, the Company granted Mr. Ong See-Ming, the Company’s director, 133,333 shares of the Company’s common stock in recognition of Mr. Ong’s services during the Fiscal 2019. The fair value of these shares was calculated to be $29,333, and was recorded as management fees. The shares were issued on November 4, 2019 (Note 6).

On May 31, 2018, the Company entered into a release agreement with its then current director, Mr. Skurtys. As consideration for Mr. Skurtys’s past services, the Company agreed to issue to Mr. Skurtys 500,000 shares of its common stock. The fair value of these shares was calculated to be $60,000, which the Company recorded as management fees. The shares were issued on September 4, 2018 (Note 6).

Memorandum of Understanding with Related Party

On July 2, 2019, the Company entered into a Memorandum of Understanding (“MOU”) with Hampshire Motor Group (China) Limited (“HMGC”), a company with a director and officer in common, to acquire Duesey Coffee and Chocolates outlets in China and Malaysia (“Duesey Coffee”). Pursuant to the MOU, the Company had six months from the signing of the MOU to conduct its due-diligence of Duesey Coffee and to negotiate the terms of the acquisition.

According to the MOU, the Company may agree to profit sharing arrangements as contemplated under the Cooperation Agreement between the Company and HMGC, which specify the Company’s entitlement to a percentage of revenue generated from the sales of any new products developed by Vgrab International or jointly with HMGC, which percentage will be determined as follows: (i) 94% from revenue of up to $100,000, and (ii) 95% from revenue of over and above $100,000. In addition, the Company will also be entitled to a percentage of revenue generated from the sales of the products developed by HMGC prior to the entry into the definitive agreement based on the following schedule: (i) 20% from revenue of up to $100,000, (ii) 15% from revenue of up to $500,000, (iii) 10% from revenue of up to $1,000,000, and (iv) 5% from revenue of over and above $1,000,000.

Based on the due-diligence and further negotiations with HMGC and the shareholders of individuals outlets that are operating under the Duesenberg brand, the Company decided not to extend the MOU.

NOTE 4 - EQUIPMENT

Changes in the net book value of the equipment at October 31, 2019 and 2018 are as follows:

	October 31, 2019	October 31, 2018
Book value, beginning of the year	$3,931	$-
Changes during the period	5,515	3,931
Amortization	(4,901)	-
Foreign exchange	14	-
Book value, end of the year	$4,559	$3,931

NOTE 5 - LONG-TERM DEBT

On July 31, 2019, one of the vendors of the Company agreed to defer repayment of the amounts owed to the vendor on the following terms:

	July 31, 2019

Amount deferred	$	CAD$83,309
Date of repayment		December 31, 2020
Annual interest rate compounded monthly		6%

During the year ended October 31, 2019, the Company accrued $954 in interest on the long-term debt. As at October 31, 2019, the Company owed a total of $64,259 under its long-term debt obligation to the vendor (2018 - $Nil).

NOTE 6 - COMMON STOCK

Shares issued during the year ended October 31, 2019

During the year ended October 31, 2019, the Company’s board of directors resolved to grant 133,333 shares of its common stock to Mr. Ong See-Ming for services he has provided to the Company. The fair value of these shares was calculated to be $29,333, and was recorded as management fees. The shares were issued on November 4, 2019. (Note 3).

During the year ended October 31, 2019, the Company’s debt holders agreed to convert a total of $923,798, representing a part or all of the debt owed to them by the Company into shares of the Company’s common stock (Note 3).

The conversion of debt to shares was as follows:

Description	Amount to be converted	Number of shares to be issued(2)	Fair market value of issued shares	Loss/(gain) on conversion of debt
Shares to be issued for non-interest bearing loan	$ 100,000	1,000,000	$ 205,000	$ 105,000
Shares to be issued for services	560,000	4,000,000	570,000	10,000
Shares to be issued for advances with related party (Note 3)(1)	263,798	1,465,546	153,882	(109,916)
Total	$ 923,798	6,465,546	$ 928,882	$ 5,084

(1)  The gain on conversion of debt to shares with related party was recorded as part of additional paid-in capital; therefore the Company expensed $115,000 as loss on conversion of debt.

(2)  The above shares were issued on January 8, 2020.

Share issuances during the year ended October 31, 2018

During the year ended October 31, 2018, the Company issued 500,000 shares of its common stock to Mr. Skurtys (Note 3). The shares were issued as consideration for Mr. Skurtys’s past services. The shares had a fair market value of $60,000 and were recorded as management fees.

During the years ended October 31, 2019 and 2018, the Company did not have any warrants or options issued and exercisable.

NOTE 7 - INCOME TAXES

The Company has established a valuation allowance against its federal and state deferred tax assets due to the uncertainty surrounding the realization of such assets as evidenced by the cumulative losses from operations through October 31, 2019. Management periodically evaluates the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that deferred assets are realizable, the valuation allowance will be reduced accordingly and recorded as a tax benefit.

A reconciliation of income taxes at statutory rates is as follows:

	Year ended October 31,
	2019	2018
Loss before income taxes	$(841,256)	$(557,169)
Statutory tax rate	27%	26%
Expected recovery of income taxes	(227,000)	(145,000)
Non-deductible expenses	(121,000)	-
Share issue costs	-	(4,000)
Effect of foreign exchange	(2,000)	359,000
Change in valuation allowance	362,000	(210,000)
Effect of change in tax rates	(12,000)	-
	$-	$-

The Company’s tax-effected deferred income tax assets are estimated as follows:

	Year ended October 31,
	2019	2018
Share issuance costs	$5,000	$13,000
Non-capital losses carried forward	673,000	307,000
Mineral properties	8,000	4,000
Less: Valuation allowance	(686,000)	(324,000)
	$-	$-

The Company has non-capital losses carried forward of approximately $2,492,000 which will expire from 2031 to 2039.

NOTE 8 - SUBSEQUENT EVENTS

Subsequent to October 31, 2019, the Company’s subsidiaries entered into series of loan agreements with Hampshire Avenue to borrow approximately $18,000 (MYR75,000). The loans bear 4% compound interest calculated monthly from the date the funds were advance (Note 3).

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

Report on Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of October 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the assessment, our Chief Executive Officer and Chief Financial Officer determined that, as of October 31, 2019, our internal control over financial reporting was not effective due to limited segregation of duties.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the fourth quarter of the last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Table 7 contains certain information regarding our directors, executive officers and key personnel.

Table 7: Directors and officers

Name	Age	Position
Lim, Hun Beng	62	Director, Chief Executive Officer, and President
Liong, Fook Weng	48	Director, Chief Financial Officer, Secretary, and Treasurer
Ong, See-Ming	60	Director

Below is a brief description of the background and business experience of our executive officers and directors:

Mr. Lim, Hun Beng started his career in his early twenties. His main focus throughout the years has been strategic business and property development in the Asia, more specifically, Malaysia and China. In 1992, Mr. Lim set up a joint-venture company with the local government of the city of Zhuhai, China to develop a 3.6 km2 property, which includes Formula One standard race circuit, a 36-hole golf course, and a mix of residential and commercial buildings. In 2006, Mr. Lim founded Hampshire Group, the Company actively involved in green energy, environmentally-friendly property development and agriculture. In 2010 Mr. Lim took over Linear Group, a Malaysian corporation specializing in manufacturing and operating industrial HVAC projects.

Mr. Liong, Fook Weng was born in Malaysia and received his master’s degree in Business Administration from the University of Durham, the United Kingdom, he also has his business certificate in hospitality from Michigan State University, USA. Since 1991, Mr. Liong has held many senior management positions in several publicly listed and privately-owned companies within the manufacturing, and ecommerce industries. He has more than 20 years’ experience in managing the companies and contributing to their expansion plans through streamlining their financial strategies or corporate restructuring.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act and the rules thereunder require our officers and directors, and persons who own more than 10% of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies.  To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, the following persons have, during the fiscal year ended October 31, 2019, failed to file, on a timely basis, the reports required by Section 16(a) of the Exchange Act:

•Mr. Ong, a member of our Board of Directors was appointed as our director on August 14, 2017.  Mr. Ong has not filed his Form 3 reflecting his status as a director of VGrab Communications Inc.

•Mr. Ong acquired 100,000 shares of our common stock in a private transaction on January 22, 2018. Mr. Ong has not filed his Form 4 reflecting this acquisition.

•Mr. Ong acquired further 50,000 shares of our common stock in a private transactions. Mr. Ong has not filed his Form 4 reflecting this acquisition of shares.

•On November 4, 2019, Mr. Ong was issued 133,333 shares of our common stock in recognition of his past services as director of the Company. Mr. Ong has not filed his Form 4 reflecting issuance of these shares.

•Mr. Lim, a member of our Board of Directors, CEO and President, is a beneficial owner of the shares held in the name of Hampshire Avenue, Hampshire Infotech, and Hampshire Capital Limited (collectively Hampshire Group). Hampshire Group did not file Form 4 reflecting the following private transactions:

•May 29, 2019 - sale of 500,000 shares by Hampshire Infotech SDN BHD

•October 31, 2019 - conversion of $263,798 to 1,465,546 shares at $0.18/share. The shares were issued on January 8, 2020

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

ITEM 11: EXECUTIVE COMPENSATION

Table 8 summarizes all compensation for the 2019 and 2018 fiscal years received by our Chief Executive Officer, our two most highly compensated executive officers who earned more than $100,000 and up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of the last completed fiscal year (collectively, the “Named Executive Officers”).

Table 8: Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Lim, Hun Beng (1)	2019	119,798	nil	nil	nil	nil	nil	28,798	148,595
CEO, CFO, President and Director	2018	100,536	nil	nil	nil	nil	nil	24,076	124,612
Liong, Fook Weng (2)	2019	95,838	nil	nil	nil	nil	nil	5,247	101,085
Director, CFO, Secretary, and Treasurer	2018	80,429	nil	nil	nil	nil	nil	7,326	87,755
Jacek P. Skurtys (3)	2019	nil	nil	nil	nil	nil	nil	nil	nil
Former Director, CEO, CFO, and President	2018	nil	nil	62,038	nil	nil	nil	nil	62,038

Notes:

1.Mr. Lim was appointed as a member of our Board of Directors on July 19, 2016 and President and CEO on December 5, 2017.

2.Mr. Liong was appointed as a member of our Board of Directors, CFO, Corporate Secretary and Treasurer on December 5, 2017.

3.Mr. Skurtys was appointed as a member of our Board of Directors, President, CEO and CFO on February 10, 2015. Mr. Skurtys resigned as the Company’s President, CEO, CFO, Secretary and Treasurer on December 5, 2017, and as director on June 22, 2018. On May 31, 2018, as consideration for the past services, we agreed to issue to Mr. Skurtys 500,000 shares of our common stock at $0.12 per share as fully paid and non-assessable, the shares were issued on September 4, 2018.

Employment Agreements

Mr. Lim, Hun Beng, provides his services as the Chief Executive Officer and President of the Company under an employment agreement. Under the terms of the employment agreement, the Company agreed to hire Mr. Lim as the Company’s CEO and President and agreed to pay Mr. Lim an annual salary of USD$120,000. The terms of the employment agreement provide that in addition to the annual salary, the Company will pay Mr. Lim a monthly out-of-pocket allowance of approximately $2,400 (RM10,000), and an annual bonus equivalent to a minimum 100% annual base salary, which bonus will be based on the achievement of certain performance milestones predetermined by the Company’s board of directors. As of the date of the filing of this Annual Report on Form 10-K, the performance milestones were not attained, therefore the Company did not record any bonuses payable to Mr. Lim.

Mr. Liong, Fook Weng, provides his services as the Chief Financial Officer, Secretary and Treasurer of the Company under an employment agreement. Under the terms of the employment agreement, the Company agreed to hire Mr. Lim as the Company’s CFO and agreed to pay Mr. Liong an annual salary of USD$96,000. The terms of the employment agreement provide that in addition to the annual salary, the Company will reimburse Mr. Liong for all reasonable out of pocket expenses, and an annual bonus equivalent to a minimum 100% annual base salary, which bonus will be based on the achievement of certain performance milestones predetermined by the Company’s board of directors. As of the date of the filing of this Annual Report on Form 10-K, the performance milestones were not attained, therefore the Company did not record any bonuses payable to Mr. Liong.

Outstanding Equity Awards at Fiscal Year End

As at October 31, 2019, we did not have any outstanding equity awards.

We have no plans that provide for the payment of retirement benefits, or benefits that will be paid primarily following retirement, including but not limited to tax-qualified defined benefit plans, supplemental executive retirement plans, tax-qualified defined contribution plans and nonqualified defined contribution plans.

We do not have a compensation committee.

DIRECTOR COMPENSATION

During the year ended October 31, 2019, Mr. Ong, See-Ming served as an independent director of the Company. Table 9 summarizes all compensation for the 2019 and 2018 fiscal years received by Mr. Ong. Compensation paid to directors who were also named executive officers during our October 31, 2019, fiscal year is set out in the Table 8 above.

Table 9: Summary Director Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Ong, See-Ming(1)	2019	nil	nil	29,333	nil	nil	nil	nil	29,333
Director	2018	nil	nil	nil	nil	nil	nil	nil	nil

(1) During the year ended October 31, 2019, we issued Mr. Ong 133,333 shares of our common stock in recognition of his services as a director of the Company.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Table 10 presents, as of January 29, 2020, information regarding the beneficial ownership of our common stock with respect to each of our executive officers, each of our directors, each person known by us to own beneficially more than 5% of the common stock, and all of our directors and executive officers as a group.  Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power over securities.  Each individual or entity named has sole investment and voting power with respect to the shares of common stock indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted.

Table 10: Security ownership

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Shares (1)
Security Ownership, Directors and Officers
Common Shares	LIM HUN BENG	23,360,497(2)	55.47%
	21 Denai Endau 3, Seri Tanjong Tokong	Indirect
	10470 Georgetown, Penang, Malaysia
Common Shares	LIONG, FOOK WENG	Nil	Nil
	No 5, Jalan 2M, Anggun 2,	n/a	n/a
	Rawang 48000, Selangor D.E, Malaysia
Common Shares	ONG, SEE-MING	283,333	0.64%
	38 Lengkong Tiga,	Direct
	Singapore 417446
Common Shares	All Officers and Directors as a Group	22,544,951	56.14%

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Shares (1)
Security Ownership, 5% Shareholders
Common Shares	HAMPSHIRE CAPITAL LTD.	20,000,000(2)	47.49%
	Kensington Gardens, No. U1317. Lot 7616	Direct
	Jalan Jumidar Buyong, 87000, Labuan F.T. Malaysia
Common Shares	HAMPSHIRE INFOTECH SDN	1,894,951(2)	4.50%
	Kensington Gardens, No. U1317. Lot 7616	Direct
	Jalan Jumidar Buyong,
	87000, Labuan F.T. Malaysia
Common Shares	HAMPSHIRE AVENUE SDN. BHD.	23,360,497(2)	55.47%
	Kensington Gardens, No. U1317. Lot 7616	Indirect
	Jalan Jumidar Buyong,
	87000, Labuan F.T. Malaysia
Common Shares	LIM HUN BENG	23,360,497(2)	55.47%
	21 Denai Endau 3, Seri Tanjonk Tokong	Indirect
	10470 Georgetown, Penang, Malaysia

Notes:

1.Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of our shares actually outstanding on January 29, 2020.  As of January 29, 2020, there were 42,112,717 common shares issued and outstanding.

2.Hampshire Capital Ltd (“Hampshire”) is the direct beneficial owner of 20,000,000 shares of our common stock. Hampshire Infotech Sdn (“Hampshire Infotech”) is the direct beneficial owner of 1,894,951 shares of our common stock. Hampshire Avenue is direct beneficial owner of 1,465,546 shares of our common stock. Hampshire Avenue is the parent company of Hampshire and Hampshire Infotech, and Mr. Lim, as the executive officer and director of Hampshire Avenue, are the indirect beneficial owners of our securities held directly by Hampshire and Hampshire Infotech, with shared voting and dispositive power over those securities.

Changes in Control

We are not aware of any arrangements that may result in a change in control.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

Our common shares are quoted on the OTC Markets inter-dealer quotation system, which does not have director independence requirements.  For the purpose of determining director independence, we have adopted the independence requirements of Canadian National Instrument 52-110 - Audit Committees (“NI 52-110”) as we are an OTC reporting issuer in the province of British Columbia. NI 52-110 recommends that the Board of Directors of a public company be constituted with a majority of individuals who qualify as “independent” directors. An “independent” director is a director who has no direct or indirect material relationship with us. A material relationship is a relationship, which could, in the view of the Board of Directors, reasonably interfere with the exercise of a director’s independent judgment. Mr. Ong, See-Ming qualifies as independent director. Lim, Hun Beng is not an independent director as he beneficially holds 55.47% of our common stock. Mr. Lim is also our CEO and President. Mr. Liong, Fook Weng is not an independent director because of his position as CFO, Secretary and Treasurer.

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

(i)Any of our directors or officers;

(ii)Any person proposed as a nominee for election as a director;

(iii)Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding common shares;

(iv)Any of our promoters; and

(v)Any relative or spouse of any of the foregoing persons who has the same house as such person.

Hampshire Avenue SDN BHD

During the past two fiscal years and up to the date of the filing of this Annual Report on Form 10-K, we have entered into the following related party transactions with Hampshire Avenue SDN BHD, a parent company of Hampshire Infotech, our direct shareholder, controlled by Mr. Lim:

•During the year ended October 31, 2018, we received $107,205 as proceeds from the loan agreements with Hampshire Avenue SDN BHD. The loans bear interest at 4% per annum, are unsecured and payable on demand.

•During the year ended October 31, 2019, we received $313,663 as proceeds from the loan agreements with Hampshire Avenue SDN BHD. The loans bear interest at 4% per annum, are unsecured and payable on demand. During the same period we repaid $69,601 under notes payable issued to Hampshire Avenue.

•On October 31, 2019, our board of directors approved conversion of $263,798 we owed to Hampshire Avenue under the 4% notes payable into 1,465,546 shares of our common stock at a deemed price of $0.18 per share. The shares were issued on January 8, 2020

•Subsequent to the year ended October 31, 2019, and up to the date of the filing of this Annual Report on Form 10-K, we received $18,000 as proceeds from the loan agreements with Hampshire Avenue SDN BHD. The loans bear interest at 4% per annum, are unsecured and payable on demand.

Lim, Hun Beng

During year ended October 31, 2018, we entered into an employment agreement with Mr. Lim. Under the terms of the employment agreement, we agreed to pay Mr. Lim an annual salary of $120,000, and provide him with a monthly allowance for out-of-pocket expenses of $2,400 (RM10,000); in addition to the salary we agreed to pay Mr. Lim an annual bonus equivalent to a minimum 100% annual base salary, which bonus will be based on the achievement of certain performance milestones predetermined by the Company’s board of directors. During the year ended October 31, 2019 we expensed $148,595 (2018 - $124,612) in salary and reimbursable expenses with Mr. Lim. As at October 31, 2019, we owed Mr. Lim a total of $269,381 (2018 - $121,156) in salary and reimbursable expenses. Subsequent to October 31, 2019, we continue to accrue Mr. Lim’s salary based on the above described employment agreement.

Liong, Fook Weng

During the year ended October 31, 2018, we entered into an employment agreement with Mr. Liong, Fook Weng. Under the terms of the employment agreement, we agreed to pay Mr. Lim an annual salary of $96,000 and to reimburse Mr. Liong for all reasonable out-of-pocket expenses; in addition to the salary we agreed to pay Mr. Liong  an annual bonus equivalent to a minimum 100% annual base salary, which bonus will be based on the achievement of certain performance milestones predetermined by the Company’s board of directors. During the year ended October 31, 2019 we expensed $101,085 (2018 - $84,131) in salary and reimbursable expenses with Mr. LIong. As at October 31, 2019, we owed Mr. Liong a total of $184,965 (2018 - $84,131) in salary and reimbursable expenses. Subsequent to October 31, 2019, we continue to accrue Mr. Liong’s salary based on the above described employment agreement.

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

2019 - $20,134 - Dale Matheson Carr-Hilton Labonte LLP

2018 - $21,231 - Dale Matheson Carr-Hilton Labonte LLP

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2019 - $0 - Dale Matheson Carr-Hilton Labonte LLP

2018 - $0 - Dale Matheson Carr-Hilton Labonte LLP

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2019 - $1,500 - Dale Matheson Carr-Hilton Labonte LLP

2018 - $2,039 - Dale Matheson Carr-Hilton Labonte LLP

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2) and (3) was:

2019 - $0 - Dale Matheson Carr-Hilton Labonte LLP

2018 - $0 - Dale Matheson Carr-Hilton Labonte LLP

Our board of directors pre-approves all audit and permissible non-audit services provided by the independent auditors.  These services may include audit services, audit-related services, tax services and other services.

PART IV

ITEM 15: EXHIBITS

The following table sets out the exhibits either filed herewith or incorporated by reference.

Exhibit	Description
3.1	Notice of Articles.(6)
3.2	Articles.(1)
3.3	Certificate of Continuation.(2)
3.4	Certificate of Change of Name dated January 6, 2014.(6)
3.5	Certificate of Change of Name dated February 11, 2015.(8)
10.2	Property Purchase Agreement dated April 11, 2012 between the Company and Gerald Diakow.(1)
10.4	Software Purchase Agreement between the Company and Hampshire Capital Limited. dated January 8, 2015.(7)
10.5	Service Agreement between VGrab International Ltd. and Hampshire Infotech SDN BHD dated July 12, 2015.(9)
10.6	Loan Agreement between VGrab Communications Inc. and Hampshire Avenue SDN BHD dated January 19, 2016. (9)
10.7	Loan Agreement between VGrab Communications Inc. and Hampshire Avenue SDN BHD dated February 4, 2016.(9)
10.8	Loan Agreement between VGrab Communications Inc. and Hampshire Avenue SDN BHD dated February 5, 2016.(10)
10.9	Loan Agreement between VGrab Communications Inc. and Hampshire Avenue SDN BHD dated April 12, 2016.(10)
10.10	Release Agreement between Nelson Da Silva and VGrab Communications Inc. dated July 19, 2016.(11)
10.11	Debt Settlement Agreement between Hampshire Infotech SDN. and VGrab Communications Inc. dated July 11, 2016.(12)
10.12	Debt Settlement Agreement between Lim Chin Yang and VGrab Communications Inc. dated July 11, 2016.(12)
10.13	Loan Agreement between BSmart Technology Limited and VGrab Communications Inc. dated July 12, 2016.(13)
10.14	Loan Agreement between VGrab Communications Inc. and Hampshire Avenue SDN BHD dated July 25, 2017.(14)
10.15	Loan Agreement between VGrab Communications Inc. and Hampshire Avenue SDN BHD dated August 8, 2017. (14)
10.16	Loan Agreement between VGrab Communications Inc. and Hampshire Avenue SDN BHD dated September 15, 2017. (14)
10.17	Loan Agreement between VGrab Communications Inc. and Hampshire Avenue SDN BHD dated October 6, 2017. (14)
10.18	Loan Agreement between VGrab Communications Inc. and Hampshire Avenue SDN BHD dated December 13, 2017. (14)
10.19	Loan Agreement between VGrab Communications Inc. and Hampshire Avenue SDN BHD dated January 23, 2018.(15)
10.20	Loan Agreement between VGrab Communications Inc. and Hampshire Avenue SDN BHD dated February 6, 2018.(15)
10.21	Loan Agreement between VGrab Communications Inc. and Hampshire Avenue SDN BHD dated April 24, 2018.(16)
10.22	Loan Agreement between VGrab Communications Inc. and Hampshire Avenue SDN BHD dated June 12, 2018.(16)
10.23	Loan Agreement between VGrab Communications Inc. and Hampshire Avenue SDN BHD dated July 12, 2018.
10.24	Loan Agreement between VGrab Communications Inc. and Hampshire Avenue SDN BHD dated August 9, 2018.
10.25	Release Agreement between Jacek Skurtys and VGrab Communications Inc. dated May 31, 2018.(17)
10.26	Cooperation Agreement between VGrab International Ltd and Hampshire Motor Group (China) Ltd. dated June 25, 2018.(18)

Exhibit	Description
10.27	Loan Agreement between VGrab Communications Malaysia Sdn Bhd. and Hampshire Avenue SDN BHD dated July 20, 2018. (19)
10.28	Loan Agreement between VGrab Communications Malaysia Sdn Bhd. and Hampshire Avenue SDN BHD dated September 10, 2018. (19)
10.29	Loan Agreement between VGrab Communications Malaysia Sdn Bhd. and Hampshire Avenue SDN BHD dated September 17, 2018. (19)
10.30	Loan Agreement between VGrab Communications Malaysia Sdn Bhd. and Hampshire Avenue SDN BHD dated October 5, 2018. (19)
10.31	Loan Agreement between VGrab Communications Malaysia Sdn Bhd. and Hampshire Avenue SDN BHD dated October 8, 2018. (19)
10.32	Loan Agreement between VGrab Communications Malaysia Sdn Bhd. and Hampshire Avenue SDN BHD dated October 15, 2018.(19)
10.33	Mobile Application Development Agreement between VGrab Asia Ltd. and Mr. Zheng Qing, Mr. Gu Xianwin and Ms. Chen Weijie dated March 5, 2019.
10.34	Debt Settlement Agreement between VGrab Communications Inc. and HG Group Sdn Bhd dated July 9, 2019.
10.35	Debt Settlement Agreement between VGrab Communications Inc. and Chen Weijie dated August 30, 2019.
10.36	Debt Settlement Agreement between VGrab Communications Inc. and Gu Xianwin dated August 30, 2019.
10.37	Debt Settlement Agreement between VGrab Communications Inc. and Zheng Qing dated August 30, 2019.
10.38	Debt Settlement Agreement between VGrab Communications Inc. and Hampshire Avenue Sdn Bhd dated September 2, 2019.
10.39	Debt Settlement Agreement between VGrab Communications Inc. and Liew Choong Kong dated October 3, 2019.
16.1	Code of Ethics.(3)
21.1	List of Subsidiaries.
31.1	Certification of CEO pursuant to Rule 13a-14(a) and 15d-14(a).
31.2	Certification of CFO pursuant to Rule 13a-14(a) and 15d-14(a).
32.1	Certification of CEO pursuant to Section 1350 of Title 18 of the United States Code.
32.2	Certification of CFO pursuant to Section 1350 of Title 18 of the United States Code.
99.1	Audit Committee Charter(3)
101

The following consolidated financial statements from the registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2019, formatted in XBRL:

(i)Consolidated Balance Sheets;

(ii)Consolidated Statements of Operations;

(iii)Consolidated Statement of Stockholders’ Deficit;

(iv)Consolidated Statements of Cash Flows;

(v)Notes to the Consolidated Financial Statements.

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

(19)Filed with the SEC as an exhibit to our Annual Report on Form 10-K filed on January 30, 2019.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 29, 2020

VGRAB COMMUNICATIONS INC.

By:	/s/ Lim Hun Beng
Lim Hun Beng Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

Signature	Title	Date

/s/ Lim Hun Beng
Lim Hun Beng	Chief Executive Officer, (Principal Executive Officer), President and Member of the Board of Directors	January 29, 2020

/s/ Liong Fook Weng
Liong Fook Weng	Chief Financial Officer, (Principal Accounting Officer), and Member of the Board of Directors	January 29, 2020

/s/ Ong, See-Ming
Ong, See-Ming	Member of the Board of Directors	January 29, 2020