Form 10-Q
period 2020-01-31
VGRAB COMMUNICATIONS INC.
filed 2020-03-16
CIK 1551887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of March 16, 2020, the number of shares of the registrant’s common stock outstanding was 42,112,717.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

VGRAB COMMUNICATIONS INC.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	January 31, 2020	October 31, 2019
	(Unaudited)
ASSETS

Current assets
Cash	$13,618	$19,806
GST recoverable	1,132	827
Prepaids and deposits	1,571	27,920
Total current assets	16,321	48,553

Equipment	3,436	4,559
Total assets	$19,757	$53,112

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$49,911	$43,520
Accrued liabilities	2,819	19,380
Due to related parties	709,872	594,177
Advances payable	754	-
	763,356	657,077

Long-term debt	64,923	64,259
Total liabilities	828,279	721,336

Stockholders' deficit
Common stock, no par value, unlimited number authorized, 42,112,717 and 35,513,838 issued and outstanding at January 31, 2020 and October 31, 2019, respectively	6,316,592	5,358,377
Additional paid-in capital	233,009	233,009
Obligation to issue shares	-	958,215
Accumulated other comprehensive income	38,676	46,339
Deficit	(7,396,799)	(7,264,164)
Total stockholders' deficit	(808,522)	(668,224)
Total liabilities and stockholders' deficit	$19,757	$53,112

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

VGRAB COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Three Months ended January 31,
	2020	2019

Operating expenses
Accounting	$(273)	$2,254
Amortization	1,205	1,361
General and administrative expenses	12,550	13,106
Management fees	6,000	-
Professional fees	1,726	3,825
Regulatory and filing	7,542	6,960
Salaries and wages	71,958	81,533
Software development costs	-	230
Travel and entertainment	3,766	9,262
	(104,474)	(118,531)
Other items
Foreign exchange	(2,840)	-
Impairment of deposits	(22,801)	-
Interest expense	(2,520)	(1,848)
Net loss	(132,635)	(120,379)

Translation to reporting currency	(7,663)	(5,995)
Comprehensive loss	$(140,298)	$(126,374)

Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding:	37,257,760	35,513,838

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

VGRAB COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Common Stock
	Shares	Amount	Obligation to Issue Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit	Total

Balance at October 31, 2018	35,513,838	$5,358,377	$-	$123,093	$50,428	$(6,422,908)	$(891,010)

Translation to reporting currency	-	-	-	-	(5,995)	-	(5,995)
Net loss	-	-	-	-	-	(120,379)	(120,379)
Balance at January 31, 2019	35,513,838	5,358,377	-	123,093	44,433	(6,543,287)	(1,017,384)

Obligation to issue shares for services	-	-	29,333	-	-	-	29,333
Obligation to issue shares for debt	-	-	928,882	109,916	-	-	1,038,798
Translation to reporting currency	-	-	-	-	1,906	-	1,906
Net loss	-	-	-	-	-	(720,877)	(720,877)
Balance at October 31, 2019	35,513,838	5,358,377	958,215	233,009	46,339	(7,264,164)	(668,224)

Common shares issued for services	133,333	29,333	(29,333)	-	-	-	-
Common shares issued for debt	6,465,546	928,882	(928,882)	-	-	-	-
Translation to reporting currency	-	-	-	-	(7,663)	-	(7,663)
Net loss	-	-	-	-	-	(132,635)	(132,635)
Balance at January 31, 2020	42,112,717	$6,316,592	$-	$233,009	$38,676	$(7,396,799)	$(808,522)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

VGRAB COMMUNICATIONS INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Three Months ended January 31,
	2020	2019

Cash flow used in in operating activities
Net loss	$(132,635)	$(120,379)
Adjustments to reconcile net loss to net cash used in operating activities
Accrued interest on related party notes	1,550	1,848
Accrued interest on notes payable	970	-
Amortization	1,205	1,361
Foreign exchange	10,549	556
Impairment of deposits	22,801	-

Changes in operating assets and liabilities
GST recoverable	(310)	(106)
Prepaids	3,748	(9,560)
Accounts payable and accrued liabilities	(9,966)	(3,046)
Due to related parties	19,084	12,008
Accrued salaries due to related parties	41,344	54,027
Net cash used in operating activities	(41,660)	(63,291)

Cash flows used in investing activities
Purchase of equipment	-	(5,515)
Net cash used in investing activities	-	(5,515)

Cash flows provided by financing activities
Loans payable to related party	34,647	60,459
Advances payable	754	-
Net cash provided by financing activities	35,401	60,459

Effect of exchange rate changes on cash	71	180

Net decrease in cash	(6,188)	(8,167)
Cash, beginning	19,806	17,964
Cash, ending	$13,618	$9,797

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

VGRAB COMMUNICATIONS INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JANUARY 31, 2020

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

Following the acquisition of the Vgrab Application, the Company developed Vgrab Smart Systems (“SMART Systems”), which integrate leading-edge information technologies with existing or new products and processes across multiple operating platforms, and developed a prototype vending machine with SMART Systems at its core.

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

Basis of Presentation

The unaudited interim consolidated financial statements of the Company are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended October 31, 2019, included in the Company’s Annual Report on Form 10-K, filed with the SEC on January 29, 2020. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements for the year ended October 31, 2019, included in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three-month period ended January 31, 2020, are not necessarily indicative of the results that may be expected for the year ending October 31, 2020.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

The following amounts were due to related parties as at:

	January 31, 2020	October 31, 2019
Due to a major shareholder for payments made on behalf of the Company (a)	$1,314	$1,302
Notes payable to a major shareholder (b)	177,770	138,529
Due to the Chief Executive Officer (“CEO”) and Director of the Company (a)	311,570	269,381
Due to the Chief Financial Officer (“CFO”) and Director of the Company (a)	213,218	184,965
Due to a Director of the Company (a)	6,000	-
Total due to related parties	$709,872	$594,177

(a) Amounts are unsecured, due on demand and bear no interest.

(b) Amounts are unsecured, due on demand and bear interest at 4% per annum.

During the three-month period ended January 31, 2020, the Company recorded $1,550 (2019 - $1,848) in interest expense associated with its liabilities under the notes payable issued to the major shareholder.

During the three-month period ended January 31, 2020, the Company received $39,614 (2019 - $86,774) in exchange for the notes payable to Hampshire Avenue SDN BHD (“Hampshire Avenue”), a parent company of Hampshire Capital Limited and Hampshire Infotech SDN BHD. The loans bear interest at 4% per annum, are unsecured and payable on demand. During the same period the Company repaid $4,967 (2019 - $21,761) in loans advanced from Hampshire Avenue. During the fourth quarter of the Company’s Fiscal 2019, Hampshire Avenue agreed to convert a total of $263,798, consisting of principal amount of $258,244 and interest accrued of $5,554 into 1,465,546 shares of the Company’s common stock at $0.18 per share (Note 6). These shares were issued on January 8, 2020.

During the three-month period ended January 31, 2020, the Company incurred $30,238 (2019 - $30,015) in wages and salaries to Mr. Lim Hun Beng, the Company’s CEO, President and director. In addition, the Company incurred $7,269 (2019 - $7,215) in reimbursable expenses with Mr. Lim.

During the three-month period ended January 31, 2020, the Company incurred $24,190 (2019 - $24,012) in wages and salaries to Mr. Liong Fook Weng, the Company’s CFO and director. In addition, the Company incurred $843 (2019 - $1,168) in reimbursable expenses with Mr. Liong.

During the three-month period ended January 31, 2020, the Company incurred $6,000 (2019 - $Nil) in management fees to its director, Mr. Ong See-Ming.

NOTE 4 - EQUIPMENT

Changes in the net book value of the equipment at January 31, 2020 and at October 31, 2019 are as follows:

	January 31, 2020	October 31, 2019
Book value, beginning of the period	$4,559	$3,931
Changes during the period	-	5,515
Amortization	(1,205)	(4,901)
Foreign exchange	82	14
Book value, end of the period	$3,436	$4,559

NOTE 5 - LONG-TERM DEBT

On July 31, 2019, one of the vendors of the Company agreed to defer repayment of the amounts owed to the vendor on the following terms:

	July 31, 2019

Amount deferred	$	CAD$83,309
Date of repayment		December 31, 2020
Annual interest rate compounded monthly		6%

During the three-month period ended January 31, 2020, the Company accrued $970 in interest on the long-term debt (2019 - $Nil). As at January 31, 2020, the Company owed a total of $64,923 under its long-term debt obligation to the vendor (2019 - $64,259).

NOTE 6 - COMMON STOCK

On October 31, 2019, the Company’s board of directors resolved to grant 133,333 shares of its common stock to Mr. Ong See-Ming for services provided to the Company. The fair value of these shares was calculated to be $29,333, and was recorded as management fees for the year ended October 31, 2019. The shares were issued on November 4, 2019.

During the Company’s fourth fiscal quarter of 2019, the Company’s debt holders agreed to convert a total of $923,798, representing a part or all of the debt owed to them by the Company into shares of the Company’s common stock.

The conversion of debt to shares was as follows:

Description	Amount converted	Number of shares issued(2)	Fair market value of shares	Loss/(gain) on conversion of debt
Shares to be issued for non-interest bearing loan	$ 100,000	1,000,000	$ 205,000	$ 105,000
Shares to be issued for services	560,000	4,000,000	570,000	10,000
Shares to be issued for advances with related party (Note 3)(1)	263,798	1,465,546	153,882	(109,916)
Total	$ 923,798	6,465,546	$ 928,882	$ 5,084

(1)  The gain on conversion of debt to shares with related party was recorded as part of additional paid-in capital for the year ended October 31, 2019. The $115,000 loss on conversion of third-party debt was recorded during the year ended October 31, 2019.

(2)  The above shares were issued on January 8, 2020.

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

General

You should read this discussion and analysis in conjunction with our interim unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and related notes for the fiscal year ended October 31, 2019, included in our Annual Report on Form 10-K. The inclusion of supplementary analytical and related information may require us to make estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and the financial position taken as a whole. Actual results may vary from the estimates and assumptions we make.

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

Since its incorporation, VGrab Malaysia has been working on the development of Vgrab Smart Systems (“SMART Systems”). VGrab's SMART Systems consist of several modules, including VGrab Memberships system, which allow its users to sign up via internet or quick response code, also known as "QR Code", VGrab Cloud Management System ("VCMS"), and VGrab Database Management System ("VDMS"). VCMS and VDMS form the backbone of VGrab's SMART Systems, integrating each future developed VGrab SMART Systems’ module into the platform.

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

Recent Corporate Developments

The following corporate developments occurred during the quarter ended July 31, 2019, and up to the date of the filing of this report:

Debt Restructuring

During the year ended October 31, 2019, we concluded negotiations with certain debt holders to convert a total of $923,798 we owed on account of services and cash advances provided to us into 6,465,546 shares of our common stock. A total of $623,798 was converted at a deemed value of $0.18 per share with remaining $300,000 converted at a deemed valued of $0.10 per share. The shares were issued on January 8, 2020.

Update on Current Status of Business Operations

In March of 2020 we completed development of the prototype VGrab vending machine (the “Vending Machine”) and as of the date of this Quarterly Report on Form 10-Q are organizing the first test run before starting a large-scale production and commercialization of the Vending Machines. We expect the first prototype of the Vending Machine will be installed and operating at a local university by the end of April with further units to be placed across the university’s campus and other universities across Malaysia.

The newly developed Vending Machine will be customizable to sell variety of consumer products ranging from traditional snacks, soft drinks and coffee, to prepaid mobile cards and other goods, while simultaneously displaying advertisements and other various promotional content. Each Vending Machine will be supplied with a credit card reader and a QR Code reader, which will facilitate not only payments with credit cards, but will also enable payments via eWallet and other membership-based payments.

The Vending Machines are based on the operating system developed by us, and include VGrab Membership System (described above), and newly developed VGrab Online Transactions Management System (“VOTMS”), and VGrab Advertising Rotational Management System (“VARMS”). VOTMS is a software that supports transaction-oriented applications on the Internet and integrates various existing online banks and e-Wallet systems. The VARMS software allows multiple advertisements in a single location either online or offline. Our clients will be able to promote their businesses, products, or services, through rotating their marketing material with each new page load or advertising space allotted.

As of the date of this Quarterly Report on Form 10-Q we are negotiating a distribution agreement for a three-year commitment to distribute our Vending Machines in Malaysia and Indonesia. At the same time wer are considering commercialization of the Vending Machines through creating franchising opportunities.

Summary of Financial Condition

	January 31, 2020	October 31, 2019
Working capital deficit	$(747,035)	$(608,524)
Current assets	$16,321	$48,553
Total liabilities	$828,279	$721,336
Common stock and additional paid-in capital	$6,549,601	$5,591,386
Deficit	$(7,396,799)	$(7,264,164)
Accumulated other comprehensive income	$38,676	$46,339

Results of Operation

Our operating results for the three months ended January 31, 2020 and 2019, and the changes in the operating results between those periods are summarized in the table below.

Three Months Summary

	Three Months Ended January 31,		Percentage
	2020	2019	Change
Operating expenses	$(104,474)	$(118,531)	(12)%
Foreign exchange	(2,840)	-	n/a
Impairment of deposits	(22,801)	-	n/a
Interest expense	(2,520)	(1,848)	36%
Net loss	(132,635)	(120,379)	10%
Translation to reporting currency	(7,663)	(5,995)	28%
Comprehensive loss	$(140,298)	$(126,374)	11%

Revenue

During the three months ended January 31, 2020 and 2019, we did not have any revenue generating operations; as such we can provide no assurances that we will be able to generate enough cash flow from our operations to support our ongoing operations.

Operating Expenses

Our operating expenses for the three months ended January 31, 2020 and 2019, consisted of the following:

	Three Months Ended January 31,		Percentage
	2020	2019	Change
Operating expenses:
Accounting	$(273)	$2,254	(112)%
Amortization	1,205	1,361	(11)%
General and administrative expenses	12,550	13,106	(4)%
Management fees	6,000	-	n/a
Professional fees	1,726	3,825	(55)%
Regulatory and filing	7,542	6,960	8%
Salaries and wages	71,958	81,533	(12)%
Software development costs	-	230	(100)%
Travel and entertainment	3,766	9,262	(59)%
Total	$104,474	$118,531	(12)%

During the three-month period ended January 31, 2020, our operating expenses decreased by $14,057 or 12% from $118,531, for the three months ended January 31, 2019, to $104,474 for the three months ended January 31, 2020. The most significant change in our operating expenses was associated with decrease in salaries and wages we incurred through our subsidiary, Vgrab Malaysia, which decreased by $9,575 from $81,533 we incurred during the three-month period ended January 31, 2019, to $71,958 we incurred during the three-month period ended January 31, 2020, the salaries and wages were mainly associated with salaries and reimbursable expenses we accrued to our CEO and CFO, which were mainly effected by the foreign exhcnage rates between Malaysian ringgit and the US dollar. Our travel and enteraintment costs decreased by $5,496, from $9,262 we incurred during the period ended January 31, 2019, to $3,766 during the period ended January 31, 2020. The decrease in professional fees of $2,099 and accounting fees of $2,527 further contributed to reduction in our operating expenses during the three-month period ended January 31, 2020.

The above decreases were in part offset by increased management fees, which during the three-month period ended January 31, 2020 were $6,000.

Other Items

During the three-month period ended January 31, 2020, we recorded a $22,801 impairment on deposit paid by our subsidiary, VGrab Asia, to a vendor, as underlying agreement to supply certain commodities the Company acquired for trading fell through (2019 - $Nil); $2,520 (2019 - $1,848) in interest associated with our liabilities under the notes payable we issued to our major shareholder and for long-term debt, and $2,840 (2019 - $Nil) in realized foreign exchange loss associated with the fluctuation in the foreign exchange between the US, Canadian, Malaysian, and Hong Kong currencies.

Translation to Reporting Currency

Changes in translation to reporting currency result from differences between our functional currency, being the Canadian dollar for the parent Company, Hong Kong Dollar for VGrab Asia, and Malaysian Ringgit for VGrab Malaysia, and our reporting currency, being the United States dollar. These differences are caused by fluctuation in the foreign exchange between the four currencies as well as different accounting treatments between various financial instruments.

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

Based on our current plans, we expect to incur operating losses in future periods. At January 31, 2020, we had a working capital deficit of $747,035 and accumulated losses of $7,396,799 since inception. These factors raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we will be able to generate significant revenues in the future. These unaudited interim consolidated financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern. Therefore, we may be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

Working Capital

	At January 31, 2020	At October 31, 2019
Current assets	$16,321	$48,553
Current liabilities	(763,356)	(657,077)
Working capital deficit	$(747,035)	$(608,524)

During the three-month period ended January 31, 2020, our working capital deficit increased by $138,511, from $608,524 as at October 31, 2019, to $747,035 as at January 31, 2020. The increase in the working capital deficit was primarily related to a $115,695 increase in amounts payable to our related parties, mainly on account of accrued salaries to our CEO and CFO, and advances we received from our major shareholder to support our ongoing operations. The decrease in our cash balance from $19,806 we held in our banks at October 31, 2019, to $13,618 we held in our banks at January 31, 2020, and decrease in our prepaids and advances from $27,920 at October 31, 2019, to $1,571 at  January 31, 2020, also negatively affected our working capital.

Cash Flows

	Three Months Ended January 31,
	2020	2019
Net cash used in operating activities	$(41,660)	$(63,291)
Net cash used in investing activities	-	(5,515)
Net cash provided by financing activities	35,401	60,459
Effect of exchange rate changes on cash	71	180
Net decrease in cash	$(6,188)	$(8,167)

Net cash used in operating activities

During the three-month period ended January 31, 2020, we used $41,660 to support our operating activities. This cash was used to cover our cash operating expenses of $95,560, to increase our GST recoverable by $310, and to decrease our accounts payable and accrued liabilities by $9,966. These uses of cash were offset by $19,084 increase in amounts due to related parties for reimbursable expenses, by $41,344 increase to accrued salaries payable to our CEO and CFO, and by $3,748 deccrease in our prepaids and advances.

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

Non-cash operating activities

During the three-month period ended January 31, 2020, we recorded $22,801 in impairment of our deposits, and $10,549 in foreign exchange fluctuation between the US, Canadian, Malaysian, and Hong Kong currencies. We recorded $1,550 in interest on our notes payable to Hampshire Avenue and $970 in interest on CAD$83,309 we reclassified from current debt to long-term debt. In addition, we recorded $1,205 in amortization of our office equipment.

During the three-month period ended January 31, 2019, we recorded $556 in foreign exchange fluctuation between the US, Canadian, and Malaysian currencies and $1,848 in interest associated with our liabilities under the notes payable we issued to our major shareholder. In addition, we recorded $1,361 in amortization of our office equipment.

Net cash used in investing activities

During the three-month period ended January 31, 2019, we used $5,515 to acquire computers and other equipment for our operations in Malaysia. We did not have any investing activities during the three months ended January 31, 2020.

Net cash provided by financing activities

During the three-month period ended January 31, 2020, we received net $34,647 under loan agreements with Hampshire Avenue. The loans bear interest at 4% per annum, are unsecured and payable on demand. In addition we borrowed $754 from a third-party as a non-interest advance due on demand.

During the three-month period ended January 31, 2019, we received net $60,459 under loan agreements with Hampshire Avenue. The loans bear interest at 4% per annum, are unsecured and payable on demand.

Capital Resources

Our ability to continue the development and marketing of the VGrab Application, SMART Systems, and products based on our technology is subject to our ability to obtain the necessary funding. We expect to raise funds through sales of our debt or equity securities. We have no committed sources of capital.  If we are unable to raise funds as and when we need them, we may be required to curtail, or even to cease our operations.

As of January 31, 2020, we had $13,618 in cash on hand and a working capital deficit of $747,035, which raises substantial doubt about our continuation as a going concern. We plan to mitigate our losses in future years by controlling our operating expenses and actively seeking new distribution channels for our Vgrab Applications, SMART Systems, and the related products and services. We cannot provide assurance that we will be successful in generating additional capital to support our development. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Our significant accounting policies are disclosed in the notes to the audited financial statements for the year ended October 31, 2019. The following accounting policies have been determined by our management to be the most important to the portrayal of our financial condition and results of operation:

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

At January 31, 2020, we had $7,715 in cash on deposit with a large chartered Canadian bank, $4,948 in cash on deposits with a bank in Malaysia, and $955 in cash on deposits with a bank in Hong Kong. As part of our cash management process, we perform periodic evaluations of the relative credit standing of these financial institutions.  We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended January 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

We incorporate by reference the Risk Factors included as Item 1A of our Annual Report on Form 10-K we filed with the Securities and Exchange Commission on January 29, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On November 4, 2019, we issued 133,333 shares of our common stock to our director, Mr. Ong See-Ming. The shares were issued as consideration for Mr. Ong’s services and were valued at $29,333, fair market value on October 31, 2019, the date the Company resolved to grant the shares.

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

On January 8, 2020, we issued a total of 3,000,000 shares of our common stock at a deemed value of $0.10 per share and a total of 3,465,546 shares of our common stock at a deemed value of $0.18 per share to settle outstanding indebtedness of $923,798 with certain creditors of the Company.

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

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

The following table sets out the exhibits either filed herewith or incorporated by reference.

Exhibit	Description
3.1	Notice of Articles.(6)
3.2	Articles.(1)
3.3	Certificate of Continuation.(2)
3.4	Certificate of Change of Name dated January 6, 2014.(6)
3.5	Certificate of Change of Name dated February 11, 2015.(8)
10.2	Property Purchase Agreement dated April 11, 2012, between the Company and Gerald Diakow.(1)
10.4	Software Purchase Agreement between the Company and Hampshire Capital Limited. dated January 8, 2015.(7)
10.5	Service Agreement between Vgrab International Ltd. and Hampshire Infotech SDN BHD dated July 12, 2015.(9)
10.6	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated January 19, 2016.(9)
10.7	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated February 4, 2016.(9)
10.8	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated February 5, 2016.(10)
10.9	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated April 12, 2016.(10)
10.10	Release Agreement between Nelson Da Silva and Vgrab Communications Inc. dated July 19, 2016.(11)
10.11	Debt Settlement Agreement between Hampshire Infotech SDN. and Vgrab Communications Inc. dated July 11, 2016.(12)
10.12	Debt Settlement Agreement between Lim Chin Yang and Vgrab Communications Inc. dated July 11, 2016.(12)
10.13	Loan Agreement between BSmart Technology Limited and Vgrab Communications Inc. dated July 12, 2016.(13)
10.14	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated July 25, 2017.(14)
10.15	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated August 8, 2017.(14)
10.16	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated September 15, 2017.(14)
10.17	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated October 6, 2017.(14)
10.18	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated December 13, 2017.(14)
10.19	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated January 23, 2018.(15)
10.20	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated February 6, 2018.(15)
10.21	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated April 24, 2018.(16)
10.22	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated June 12, 2018.(16)
10.23	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated July 12, 2018.(20)

Exhibit	Description
10.24	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated August 9, 2018.(20)
10.25	Release Agreement between Jacek Skurtys and VGrab Communications Inc. dated May 31, 2018.(17)
10.26	Cooperation Agreement between Vgrab International Ltd and Hampshire Motor Group (China) Ltd. dated June 25, 2018.(18)
10.27	Loan Agreement between VGrab Communications Malaysia Sdn Bhd. and Hampshire Avenue SDN BHD dated July 20, 2018. (19)
10.28	Loan Agreement between VGrab Communications Malaysia Sdn Bhd. and Hampshire Avenue SDN BHD dated September 10, 2018. (19)
10.29	Loan Agreement between VGrab Communications Malaysia Sdn Bhd. and Hampshire Avenue SDN BHD dated September 17, 2018. (19)
10.30	Loan Agreement between VGrab Communications Malaysia Sdn Bhd. and Hampshire Avenue SDN BHD date October 5, 2018. (19)
10.31	Loan Agreement between VGrab Communications Malaysia Sdn Bhd. and Hampshire Avenue SDN BHD date October 8, 2018. (19)
10.32	Loan Agreement between VGrab Communications Malaysia Sdn Bhd. and Hampshire Avenue SDN BHD date October 15, 2018. (19)
10.33	Mobile Application Development Agreement between VGrab Asia Ltd. and Mr. Zheng Qing, Mr. Gu Xianwin and Ms. Chen Weijie dated March 5, 2019. (20)
10.34	Debt Settlement Agreement between VGrab Communications Inc. and HG Group Sdn Bhd dated July 9, 2019. (20)
10.35	Debt Settlement Agreement between VGrab Communications Inc. and Chen Weijie dated August 30, 2019. (20)
10.36	Debt Settlement Agreement between VGrab Communications Inc. and Gu Xianwin dated August 30, 2019. (20)
10.37	Debt Settlement Agreement between VGrab Communications Inc. and Zheng Qing dated August 30, 2019. (20)
10.38	Debt Settlement Agreement between VGrab Communications Inc. and Hampshire Avenue Sdn Bhd dated September 2, 2019. (20)
10.39	Debt Settlement Agreement between VGrab Communications Inc. and Liew Choong Kong dated October 3, 2019. (20)
16.1	Code of Ethics.(3)
31.1	Certification of CEO pursuant to Rule 13a-14(a) and 15d-14(a).
31.2	Certification of CFO pursuant to Rule 13a-14(a) and 15d-14(a).
32.1	Certification of CEO pursuant to Section 1350 of Title 18 of the United States Code.
32.2	Certification of CFO pursuant to Section 1350 of Title 18 of the United States Code.
99.1	Audit Committee Charter(3)
101

The following unaudited interim consolidated financial statements from the registrant’s Quarterly Report on Form 10-Q for the three months ended January 31, 2020, formatted in XBRL:

(i) Unaudited Consolidated Balance Sheets at January 31, 2020 and October 31, 2019;

(ii) Unaudited Condensed Interim Consolidated Statements of Operations for the Three Months ended January 31, 2020 and 2019;

(iii) Unaudited Condensed Interim Consolidated Statement of Stockholders’ Deficit for the Three-Month Period Ended January 31, 2020;

(iv) Unaudited Condensed Interim Consolidated Statements of Cash Flows for the Three Months ended January 31, 2020 and 2019; and

(v) Notes to the Interim Condensed Consolidated Financial Statements.

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

(20)Filed with the SEC as an exhibit to our Annual Report on Form 10-K filed on January 29, 2020.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 16, 2020

VGRAB COMMUNICATIONS INC.

By:	/s/ Lim Hun Beng
Lim Hun Beng Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ Liong Fook Weng
Liong Fook Weng Chief Financial Officer (Principal Accounting Officer)