Form 10-Q
period 2020-04-30
VGRAB COMMUNICATIONS INC.
filed 2020-06-11
CIK 1551887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of June 11, 2020, the number of shares of the registrant’s common stock outstanding was 42,112,717.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

VGRAB COMMUNICATIONS INC.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	April 30, 2020	October 31, 2019

ASSETS

Current assets
Cash	$13,729	$19,806
GST recoverable	866	827
Prepaids and deposits	9,337	27,920
Total current assets	23,932	48,553

Equipment	2,143	4,559
Total assets	$26,075	$53,112

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$52,061	$43,520
Accrued liabilities	2,331	19,380
Due to related parties	799,796	594,177
	854,188	657,077

Long-term debt	62,643	64,259
Total liabilities	916,831	721,336

Stockholders' deficit
Common stock, no par value, unlimited number authorized, 42,112,717 and 35,513,838 issued and outstanding at April 30, 2020 and October 31, 2019, respectively	6,316,592	5,358,377
Additional paid-in capital	233,009	233,009
Obligation to issue shares	-	958,215
Accumulated other comprehensive income	72,351	46,339
Deficit	(7,512,708)	(7,264,164)
Total stockholders' deficit	(890,756)	(668,224)
Total liabilities and stockholders' deficit	$26,075	$53,112

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

VGRAB COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Three Months Ended April 30,		Six Months ended April 30,
	2020	2019	2020	2019

Operating expenses
Accounting	$5,201	$1,602	$4,928	$3,856
Amortization	1,166	1,198	2,371	2,559
General and administrative expenses	11,664	12,415	24,214	25,521
Management fees	6,000	-	12,000	-
Professional fees	1,989	1,561	3,715	5,386
Regulatory and filing	3,957	5,270	11,499	12,230
Salaries and wages	80,691	85,825	152,649	167,358
Software development costs	-	-	-	230
Travel and entertainment	5,141	5,898	8,907	15,160
	(115,809)	(113,769)	(220,283)	(232,300)
Other items
Foreign exchange	2,896	-	56	-
Impairment of deposits	-	-	(22,801)	-
Interest expense	(2,996)	(2,395)	(5,516)	(4,243)
Net loss	(115,909)	(116,164)	(248,544)	(236,543)
Translation to reporting currency	33,675	7,056	26,012	1,061
Comprehensive loss	$(82,234)	$(109,108)	$(222,532)	$(235,482)

Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding:	42,112,717	35,013,838	39,658,563	35,513,838

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

VGRAB COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Common Stock
	Shares	Amount	Obligation to Issue Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit	Total

Balance at October 31, 2018	35,513,838	$5,358,377	$-	$123,093	$50,428	$(6,422,908)	$(891,010)

Translation to reporting currency	-	-	-	-	1,061	-	1,061
Net loss	-	-	-	-	-	(236,543)	(236,543)
Balance at April 30, 2019	35,513,838	5,358,377	-	123,093	51,489	(6,659,451)	(1,126,492)

Obligation to issue shares for services	-	-	29,333	-	-	-	29,333
Obligation to issue shares for debt	-	-	928,882	109,916	-	-	1,038,798
Translation to reporting currency	-	-	-	-	(5,150)	-	(5,150)
Net loss	-	-	-	-	-	(604,713)	(604,713)
Balance at October 31, 2019	35,513,838	5,358,377	958,215	233,009	46,339	(7,264,164)	(668,224)

Common shares issued for services	133,333	29,333	(29,333)	-	-	-	-
Common shares issued for debt	6,465,546	928,882	(928,882)	-	-	-	-
Translation to reporting currency	-	-	-	-	26,012	-	26,012
Net loss	-	-	-	-	-	(248,544)	(248,544)
Balance at April 30, 2020	42,112,717	$6,316,592	$-	$233,009	$72,351	$(7,512,708)	$(890,756)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

VGRAB COMMUNICATIONS INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Six Months ended April 30,
	2020	2019
Cash flow used in operating activities
Net loss	$(248,544)	$(236,543)
Adjustments to reconcile net loss to net cash used in operating activities
Accrued interest on related party notes	3,609	4,243
Accrued interest on notes payable	1,907	-
Amortization	2,371	2,559
Foreign exchange	(1,099)	(1,602)
Impairment of deposits	22,801	-

Changes in operating assets and liabilities
GST recoverable	(88)	(167)
Prepaids	(4,500)	(6,171)
Accounts payable and accrued liabilities	(5,692)	(484)
Due to related parties	27,859	19,172
Accrued salaries due to related parties	108,247	108,929
Net cash used in operating activities	(93,129)	(110,064)

Cash flows used in investing activities
Purchase of equipment	-	(5,515)
Net cash used in investing activities	-	(5,515)

Cash flows provided by financing activities
Loans payable to related party	87,432	111,379
Net cash provided by financing activities	87,432	111,379

Effect of exchange rate changes on cash	(380)	(196)

Net decrease in cash	(6,077)	(4,396)
Cash, beginning	19,806	17,964
Cash, ending	$13,729	$13,568

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

VGRAB COMMUNICATIONS INC.

NOTES TO THE UNAUDITED INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2020

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

As of the date of these consolidated condensed financial statements, the Company has the following subsidiaries:

Name	Incorporation	Incorporation Date
Vgrab International Ltd.	Labuan Companies Act 1990, Federal Territory of Labuan, Malaysia	June 24, 2015
Vgrab Communications Malaysia Sdn Bhd	Malaysia Companies Act 2016	May 17, 2018
VGrab Asia Limited	Companies Ordinance, Chapter 622 of the Laws of Hong Kong	February 18, 2019

Basis of Presentation

The unaudited interim condensed consolidated financial statements of the Company are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended October 31, 2019, included in the Company’s Annual Report on Form 10-K, filed with the SEC on January 29, 2020. The unaudited interim condensed consolidated financial statements of the Company should be read in conjunction with those financial statements for the year ended October 31, 2019, included in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended April 30, 2020, are not necessarily indicative of the results that may be expected for the year ending October 31, 2020.

Going Concern

The accompanying unaudited interim condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. Continuation as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and ultimately upon its ability to achieve profitable operations. The outcome of these matters cannot be predicted with any certainty and raises substantial doubt that the Company will be able to continue as a going concern. These unaudited interim condensed consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Management intends to obtain additional funding by borrowing funds from its directors and officers, issuing promissory notes and/or a private placement of common stock.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The unaudited interim condensed consolidated financial statements include the accounts of the Company and its subsidiaries. On consolidation, all intercompany balances and transactions are eliminated.

NOTE 3 - RELATED PARTY TRANSACTIONS

The following amounts were due to related parties as at:

	April 30, 2020	October 31, 2019
Due to a major shareholder for payments made on behalf of the Company (a)	$1,286	$1,302
Notes payable to a major shareholder (b)	222,623	138,529
Due to the Chief Executive Officer (“CEO”) and Director of the Company (a)	335,311	269,381
Due to the Chief Financial Officer (“CFO”) and Director of the Company (a)	228,576	184,965
Due to a Director of the Company (a)	12,000	-
Total due to related parties	$799,796	$594,177

(a) Amounts are unsecured, due on demand and bear no interest.

(b) Amounts are unsecured, due on demand and bear interest at 4% per annum.

During the six-month period ended April 30, 2020, the Company recorded $3,609 (2019 - $4,243) in interest expense associated with its liabilities under the notes payable issued to the major shareholder.

During the six-month period ended April 30, 2020, the Company received $92,399 (2019 - $145,471) in exchange for the notes payable to Hampshire Avenue SDN BHD (“Hampshire Avenue”), a parent company of Hampshire Capital Limited and Hampshire Infotech SDN BHD. The loans bear interest at 4% per annum, are unsecured and payable on demand. During the same period, the Company repaid $4,967 (2019 - $34,092) in loans advanced from Hampshire Avenue. During the fourth quarter of the Company’s Fiscal 2019, Hampshire Avenue agreed to convert a total of $263,798, consisting of principal amount of $258,244 and interest accrued of $5,554 into 1,465,546 shares of the Company’s common stock at $0.18 per share (Note 6). These shares were issued on January 8, 2020.

During the six-month period ended April 30, 2020, the Company incurred $60,137 (2019 - $ 60,516) in wages and salaries to Mr. Lim Hun Beng, the Company’s CEO, President, and director. In addition, the Company incurred $14,456 (2019 - $14,547) in reimbursable expenses with Mr. Lim.

During the six-month period ended April 30, 2020, the Company incurred $48,110 (2019 - $ 48,413) in wages and salaries to Mr. Liong Fook Weng, the Company’s CFO, and director. In addition, the Company incurred $1,403 (2019 - $ 3,141) in reimbursable expenses with Mr. Liong.

During the six-month period ended April 30, 2020, the Company incurred $12,000 (2019 - $Nil) in management fees to its director, Mr. Ong See-Ming.

NOTE 4 - EQUIPMENT

Changes in the net book value of the equipment at April 30, 2020 and at October 31, 2019 are as follows:

	April 30, 2020	October 31, 2019
Book value, beginning of the period	$4,559	$3,931
Changes during the period	-	5,515
Amortization	(2,371)	(4,901)
Foreign exchange	(45)	14
Book value, end of the period	$2,143	$4,559

NOTE 5 - LONG-TERM DEBT

On July 31, 2019, one of the vendors of the Company agreed to defer repayment of CAD$83,309 the Company owed to the vendor. The deferred amount accrues interest at 6% per annuum compounded monthly and is payable on or after August 31, 2021 (as amended subsequent to April 30, 2020).

During the six-month period ended April 30, 2020, the Company accrued $1,907 in interest on the long-term debt (2019 - $Nil). As at April 30, 2020, the Company owed a total of $62,643 under its long-term debt obligation to the vendor (2019 - $64,259).

NOTE 6 - COMMON STOCK

On October 31, 2019, the Company’s board of directors resolved to grant 133,333 shares of its common stock to Mr. Ong See-Ming for services provided to the Company. The fair value of these shares was calculated to be $29,333 and was recorded as management fees for the year ended October 31, 2019. The shares were issued on November 4, 2019.

During the Company’s fourth fiscal quarter of 2019, the Company’s debt holders agreed to convert a total of $923,798, representing a part or all of the debt owed to them by the Company into shares of the Company’s common stock.

The conversion of debt to shares was as follows:

Description	Amount converted	Number of shares issued(2)	Fair market value of shares	Loss/(gain) on conversion of debt
Shares to be issued for non-interest-bearing loan	$ 100,000	1,000,000	$ 205,000	$ 105,000
Shares to be issued for services	560,000	4,000,000	570,000	10,000
Shares to be issued for advances with related party (Note 3)(1)	263,798	1,465,546	153,882	(109,916)
Total	$ 923,798	6,465,546	$ 928,882	$ 5,084

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

Forward-looking statements are based on a number of material factors and assumptions, including, but not limited to:

•the economic conditions will continue to show modest improvement in the near to medium future;

•no material change to the competitive environment;

•we will be able to access sufficient qualified staff; and

•there will be no material changes to the tax and other regulatory requirements governing us.

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

General

You should read this discussion and analysis in conjunction with our unaudited interim condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and related notes for the fiscal year ended October 31, 2019, included in our Annual Report on Form 10-K. The inclusion of supplementary analytical and related information may require us to make estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and the financial position taken as a whole. Actual results may vary from the estimates and assumptions we make.

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

On June 24, 2015, we formed a subsidiary, VGrab International Ltd., (“VGrab International”) under the Labuan Companies Act 1990 in Federal Territory of Labuan, Malaysia. The initial focus of the VGrab International was to continue development of the VGrab Application and continue its market penetration in Southeast Asia.  As of the date of this Quarterly Report on Form 10-Q, VGrab International is used as a holding company as all the business operations were moved to VGrab Communications Malaysia Sdn Bhd (“VGrab Malaysia”), which we incorporated on May 17, 2018, under the Malaysia Companies Act 2016 in Malaysia. The main business objective of Vgrab Malaysia is to facilitate online promotions, advertising, and e-commerce.

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

Uncertainty due to Global Outbreak of COVID-19

In March of 2020, the World Health Organization declared an outbreak of COVID-19 Global pandemic. The COVID-19 has impacted vast array of businesses through the restrictions put in place by most governments internationally, including the federal, provincial, and municipal governments, regarding travel, business operations and isolation/quarantine orders. At this time, the extent of the impact of the COVID-19 outbreak on the Company and its operations is unknown and will greatly depend on future developments that are highly uncertain and that cannot be predicted with confidence. These uncertainties arise from the inability to predict the ultimate geographic spread of the disease, and the duration of the outbreak, including the duration of travel restrictions, business closures or disruptions, and quarantine/isolation measures that are currently, or may be put, in place world-wide to fight the virus. While the extent of the impact is unknown, the COVID-19 outbreak may hinder the Company’s ability to raise financing for its research and development initiatives or operating costs due to uncertain capital markets, supply chain disruptions, increased government regulations and other unanticipated factors, all of which may also negatively impact the Company’s business and financial condition.

Recent Corporate Developments

The following corporate developments occurred during the quarter ended April 30, 2020, and up to the date of the filing of this report:

In March of 2020 we completed development of the prototype VGrab vending machine (the “Vending Machine”) and were attempting to organize the first test run before starting a large-scale production and commercialization of the Vending Machines. Prior to COVID-19 measures,  we were expecting to have the first prototype of the Vending Machine installed and operational at a local university by the end of April with further units to be placed across the university’s campus and other universities across Malaysia. However, due to COVID-19 measures, we were required to postpone the roll-out until the restrictions set to prevent the spread of virus are lifted and businesses are allowed to resume their normal operations.

The newly developed Vending Machine will be customizable to sell variety of consumer products ranging from traditional snacks, soft drinks, and coffee, to prepaid mobile cards and other goods, while simultaneously displaying advertisements and other various promotional content. Each Vending Machine will be supplied with a credit card reader and a QR Code reader, which will facilitate not only payments with credit cards, but will also enable payments via eWallet and other membership-based payments.

The Vending Machines are based on the operating system developed by us, and include VGrab Membership System (described above), and newly developed VGrab Online Transactions Management System (“VOTMS”), and VGrab Advertising Rotational Management System (“VARMS”). VOTMS is a software that supports transaction-oriented applications on the Internet by integrating various existing online banks and e-Wallet systems. The VARMS software allows multiple advertisements in a single location either online or offline. Our clients will be able to promote their businesses, products, or services, through rotating their marketing material with each new page load or advertising space allotted.

Once COVID-19 restrictions are lifted we intend to resume our negotiations for a three-year distribution agreement to distribute our Vending Machines in Malaysia and Indonesia. At the same time, we are considering commercialization of the Vending Machines through creating franchising opportunities.

Summary of Financial Condition

	April 30, 2020	October 31, 2019
Working capital deficit	$(830,256)	$(608,524)
Current assets	$23,932	$48,553
Total liabilities	$916,831	$721,336
Common stock and additional paid-in capital	$6,549,601	$5,591,386
Deficit	$(7,512,708)	$(7,264,164)
Accumulated other comprehensive income	$72,351	$46,339

Results of Operation

Our operating results for the three and six months ended April 30, 2020 and 2019, and the changes in the operating results between those periods are summarized in the table below.

Three and Six Months Summary

	Three Months Ended April 30,		Percentage	Six Months Ended April 30,		Percentage
	2020	2019	Change	2020	2019	Change
Operating expenses	$(115,809)	$(113,769)	2%	$(220,283)	$(232,300)	(5)%
Foreign exchange	2,896	-	n/a	56	-	n/a
Impairment of deposits	-	-	n/a	(22,801)	-	n/a
Interest expense	(2,996)	(2,395)	25%	(5,516)	(4,243)	30%
Net loss	(115,909)	(116,164)	0%	(248,544)	(236,543)	5%
Translation to reporting currency	33,675	7,056	378%	26,012	1,061	2,352%
Comprehensive loss	$(82,234)	$(109,108)	(25)%	$(222,532)	$(235,482)	(5)%

Revenue

During the three and six months ended April 30, 2020 and 2019, we did not have any revenue generating operations; as such we can provide no assurances that we will be able to generate enough cash flow from our operations to support our ongoing operations.

Operating Expenses

Our operating expenses for the three and six months ended April 30, 2020 and 2019, consisted of the following:

	Three Months Ended April 30,		Percentage	Six Months Ended April 30,		Percentage
	2020	2019	Change	2020	2019	Change
Operating expenses:
Accounting	$ 5,201	$ 1,602	225%	$ 4,928	$ 3,856	28%
Amortization	1,166	1,198	(3)	2,371	2,559	(7)%
General and administrative expenses	11,664	12,415	(6)%	24,214	25,521	(5)%
Management fees	6,000	-	n/a	12,000	-	n/a
Professional fees	1,989	1,561	27%	3,715	5,386	(31)%
Regulatory and filing	3,957	5,270	(25)%	11,499	12,230	(6)%
Salaries and wages	80,691	85,825	(6)%	152,649	167,358	(9)%
Software development costs	-	-	n/a	-	230	(100)%
Travel and entertainment	5,141	5,898	(13)%	8,907	15,160	(41)%
Total	$ 115,809	$ 113,769	2%	$ 220,283	$ 232,300	(5)%

During the three-month period ended April 30, 2020, our operating expenses increased by $2,040 or 2% from $113,769, for the three months ended April 30, 2019, to $115,809 for the three months ended April 30, 2020. The most significant change in our operating expenses was associated with increased management fees, which during the three-month period ended April 30, 2020, were $6,000; in addition, our accounting fees increased by $3,599, from $1,602 we incurred during the three-month period ended April 30, 2019, to $5,201 for the period ended April 30, 2020. These increases were in part offset by decreased salaries and wages we incurred through our subsidiary, Vgrab Malaysia, which decreased by $5,134 from $85,825 we incurred during the three-month period ended April 30, 2019, to $80,691 we incurred during the three-month period ended April 30, 2020; the salaries and wages were mainly associated with salaries and reimbursable expenses we accrued to our CEO and CFO, which were mainly effected by the foreign exchange rates between Malaysian ringgit and the US dollar. Our regulatory fees decreased by $1,313 to $3,957, travel and entertainment fees decreased by $757 to $5,141, and general and administrative fees decreased by $751, to $11,664. These decreases were in part associated with reduced operations due to COVID-19 measures.

During the six-month period ended April 30, 2020, our operating expenses decreased by $12,017 or 5% from $232,300, for the six months ended April 30, 2019, to $220,283 for the six months ended April 30, 2020. The most significant change in our operating expenses was associated with decrease in salaries and wages we incurred through our subsidiary, Vgrab Malaysia, which decreased by $14,709 from $167,358 we incurred during the six-month period ended April 30, 2019, to $152,649 we incurred during the six-month period ended April 30, 2020, the salaries and wages were mainly associated with salaries and reimbursable expenses we accrued to our CEO and CFO, which were mainly effected by the foreign exchange rates between Malaysian ringgit and the US dollar. Our travel and entertainment costs decreased by $6,253, from $15,160 we incurred during the six-month period ended April 30, 2019, to $8,907 during the period ended April 30, 2020. The decrease in professional fees of $1,671 to $3,715, regulatory fees of $731 to $11,499, and general and administrative fees of $1,307 to $24,214 further contributed to reduction in our operating expenses during the six-month period ended April 30, 2020. The above decreases were in part offset by increased management fees, which during the six-month period ended April 30, 2020 were $12,000, and to a smaller extent by $1,072 increase in our accounting fees, which increased to $4,928 for the six-month period ended April 30, 2020, as compared to $3,856 we incurred during the six months ended April 30, 2019.

Other Items

During the three-month period ended April 30, 2020, we recorded $2,996 (2019 - $2,395) in interest associated with our liabilities under the notes payable we issued to our major shareholder and for long-term debt, and $2,896 (2019 - $Nil) in realized foreign exchange gain associated with the fluctuation in the foreign exchange between the US, Canadian, Malaysian, and Hong Kong currencies.

During the six-month period ended April 30, 2020, we recorded a $22,801 impairment on deposit paid by our subsidiary, VGrab Asia, to a vendor, as underlying agreement to supply certain commodities the Company acquired for trading fell through (2019 - $Nil); $5,516 (2019 - $4,243) in interest associated with our liabilities under the notes payable we issued to our major shareholder and for long-term debt, and $56 (2019 - $Nil) in realized foreign exchange gain associated with the fluctuation in the foreign exchange between the US, Canadian, Malaysian, and Hong Kong currencies.

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

Liquidity and Capital Resources

GOING CONCERN

The unaudited interim condensed consolidated financial statements included in this Quarterly Report have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. We have not generated any revenues from operations since inception, have never paid any dividends and are unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. Our continuation as a going concern depends upon the continued financial support of our shareholders, our ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations.

Based on our current plans, we expect to incur operating losses in future periods. At April 30, 2020, we had a working capital deficit of $830,256 and accumulated losses of $7,512,708 since inception. These factors raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we will be able to generate significant revenues in the future. These unaudited interim consolidated financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern. Therefore, we may be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

Working Capital Deficit

	At April 30, 2020	At October 31, 2019
Current assets	$23,932	$48,553
Current liabilities	(854,188)	(657,077)
Working capital deficit	$(830,256)	$(608,524)

During the six-month period ended April 30, 2020, our working capital deficit increased by $221,732, from $608,524 as at October 31, 2019, to $830,256 as at April 30, 2020. The increase in the working capital deficit was primarily related to a $205,619 increase in amounts payable to our related parties, mainly on account of accrued salaries to our CEO and CFO, and for the advances we received from our major shareholder to support our ongoing operations. The decrease in our cash balance from $19,806 we held in our banks at October 31, 2019, to $13,729 we held in our banks at April 30, 2020, and decrease in our prepaids and advances from $27,920 at October 31, 2019, to $9,337 at  April 30, 2020, also negatively affected our working capital.

Cash Flows

	Six Months Ended April 30,
	2020	2019
Net cash used in operating activities	$(93,129)	$(110,064)
Net cash used in investing activities	-	(5,515)
Net cash provided by financing activities	87,432	111,379
Effect of exchange rate changes on cash	(380)	(196)
Net decrease in cash	$(6,077)	$(4,396)

Net cash used in operating activities

During the six-month period ended April 30, 2020, we used $93,129 to support our operating activities. This cash was used to cover our cash operating expenses of $218,955, to increase our prepaid expenses and GST recoverable by $4,500 and $88, respectively, and to decrease our accounts payable and accrued liabilities by $5,692. These uses of cash were offset by $27,859 increase in amounts due to related parties for reimbursable expenses, and by $108,247 increase to accrued salaries payable to our CEO and CFO.

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

Non-cash operating activities

During the six-month period ended April 30, 2020, we recorded $22,801 in impairment of our deposits, and $1,099 in foreign exchange fluctuation between the US, Canadian, Malaysian, and Hong Kong currencies. We recorded $3,609 in interest on our notes payable to Hampshire Avenue and $1,907 in interest on CAD$83,309 we reclassified from current debt to long-term debt. In addition, we recorded $2,371 in amortization of our office equipment.

During the six-month period ended April 30, 2019, we recorded $4,243 in interest associated with our liabilities under the notes payable we issued to our major shareholder and $2,559 in amortization of our office equipment. In addition, $1,602 was associated with foreign exchange fluctuation between the US, Canadian, and Malaysian currencies.

Net cash used in investing activities

During the six-month period ended April 30, 2019, we used $5,515 to acquire computers and other equipment for our operations in Malaysia. We did not have any investing activities during the six months ended April 30, 2020.

Net cash provided by financing activities

During the six-month period ended April 30, 2020, we received net $87,432 under loan agreements with Hampshire Avenue. The loans bear interest at 4% per annum, are unsecured and payable on demand.

During the six-month period ended April 30, 2019, we received $111,379 under loan agreements with Hampshire Avenue. The loans bear interest at 4% per annum, are unsecured and payable on demand.

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

As of April 30, 2020, we had $13,729 in cash on hand and a working capital deficit of $830,256, which raises substantial doubt about our continuation as a going concern. We plan to mitigate our losses in future years by controlling our operating expenses and actively seeking new distribution channels for our Vgrab Applications, SMART Systems, and the related products and services. We cannot provide assurance that we will be successful in generating additional capital to support our development. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Internal-Use Software

The Company incurs costs related to the development of its VGrab Applications, SMART Systems, and VGrab.com website. Costs incurred in the planning and evaluation stage of internally developed software and website, as well as development costs where economic benefit cannot be readily determined, are expensed as incurred. Costs incurred and accumulated during the development stage, where the economic benefit of the software can be readily determined, are capitalized and included as part of Intangible assets on the balance sheets. Additional improvements to the website and applications following the initial development stage are expensed as incurred. Capitalized internally developed software and website development costs will be amortized over their expected economic life using the straight-line method.

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

At April 30, 2020, we had $2,050 in cash on deposit with a large chartered Canadian bank, $10,875 in cash on deposits with a bank in Malaysia, and $804 in cash on deposits with a bank in Hong Kong. As part of our cash management process, we perform periodic evaluations of the relative credit standing of these financial institutions. We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended April 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

We incorporate by reference the Risk Factors included as Item 1A of our Annual Report on Form 10-K we filed with the Securities and Exchange Commission on January 29, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

The following table sets out the exhibits either filed herewith or incorporated by reference.

Exhibit	Description
3.1	Notice of Articles.(6)
3.2	Articles.(1)
3.3	Certificate of Continuation.(2)
3.4	Certificate of Change of Name dated January 6, 2014.(6)
3.5	Certificate of Change of Name dated February 11, 2015.(8)
10.2	Property Purchase Agreement dated April 11, 2012, between the Company and Gerald Diakow.(1)
10.4	Software Purchase Agreement between the Company and Hampshire Capital Limited. dated January 8, 2015.(7)
10.5	Service Agreement between Vgrab International Ltd. and Hampshire Infotech SDN BHD dated July 12, 2015.(9)
10.6	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated January 19, 2016.(9)
10.7	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated February 4, 2016.(9)
10.8	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated February 5, 2016.(10)
10.9	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated April 12, 2016.(10)
10.10	Release Agreement between Nelson Da Silva and Vgrab Communications Inc. dated July 19, 2016.(11)

Exhibit	Description
10.11	Debt Settlement Agreement between Hampshire Infotech SDN. and Vgrab Communications Inc. dated July 11, 2016.(12)
10.12	Debt Settlement Agreement between Lim Chin Yang and Vgrab Communications Inc. dated July 11, 2016.(12)
10.13	Loan Agreement between BSmart Technology Limited and Vgrab Communications Inc. dated July 12, 2016.(13)
10.14	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated July 25, 2017.(14)
10.15	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated August 8, 2017.(14)
10.16	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated September 15, 2017.(14)
10.17	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated October 6, 2017.(14)
10.18	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated December 13, 2017.(14)
10.19	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated January 23, 2018.(15)
10.20	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated February 6, 2018.(15)
10.21	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated April 24, 2018.(16)
10.22	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated June 12, 2018.(16)
10.23	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated July 12, 2018.(20)
10.24	Loan Agreement between Vgrab Communications Inc. and Hampshire Avenue SDN BHD dated August 9, 2018.(20)
10.25	Release Agreement between Jacek Skurtys and VGrab Communications Inc. dated May 31, 2018.(17)
10.26	Cooperation Agreement between Vgrab International Ltd and Hampshire Motor Group (China) Ltd. dated June 25, 2018.(18)
10.27	Loan Agreement between VGrab Communications Malaysia Sdn Bhd. and Hampshire Avenue SDN BHD dated July 20, 2018. (19)
10.28	Loan Agreement between VGrab Communications Malaysia Sdn Bhd. and Hampshire Avenue SDN BHD dated September 10, 2018. (19)
10.29	Loan Agreement between VGrab Communications Malaysia Sdn Bhd. and Hampshire Avenue SDN BHD dated September 17, 2018. (19)
10.30	Loan Agreement between VGrab Communications Malaysia Sdn Bhd. and Hampshire Avenue SDN BHD date October 5, 2018. (19)
10.31	Loan Agreement between VGrab Communications Malaysia Sdn Bhd. and Hampshire Avenue SDN BHD date October 8, 2018. (19)
10.32	Loan Agreement between VGrab Communications Malaysia Sdn Bhd. and Hampshire Avenue SDN BHD date October 15, 2018. (19)
10.33	Mobile Application Development Agreement between VGrab Asia Ltd. and Mr. Zheng Qing, Mr. Gu Xianwin and Ms. Chen Weijie dated March 5, 2019. (20)
10.34	Debt Settlement Agreement between VGrab Communications Inc. and HG Group Sdn Bhd dated July 9, 2019. (20)
10.35	Debt Settlement Agreement between VGrab Communications Inc. and Chen Weijie dated August 30, 2019. (20)
10.36	Debt Settlement Agreement between VGrab Communications Inc. and Gu Xianwin dated August 30, 2019. (20)

Exhibit	Description
10.37	Debt Settlement Agreement between VGrab Communications Inc. and Zheng Qing dated August 30, 2019. (20)
10.38	Debt Settlement Agreement between VGrab Communications Inc. and Hampshire Avenue Sdn Bhd dated September 2, 2019. (20)
10.39	Debt Settlement Agreement between VGrab Communications Inc. and Liew Choong Kong dated October 3, 2019. (20)
16.1	Code of Ethics.(3)
31.1	Certification of CEO pursuant to Rule 13a-14(a) and 15d-14(a).
31.2	Certification of CFO pursuant to Rule 13a-14(a) and 15d-14(a).
32.1	Certification of CEO pursuant to Section 1350 of Title 18 of the United States Code.
32.2	Certification of CFO pursuant to Section 1350 of Title 18 of the United States Code.
99.1	Audit Committee Charter(3)

101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE

XBRL Instance Document.

XBRL Taxonomy Extension Schema.

XBRL Taxonomy Extension Calculation Linkbase.

XBRL Taxonomy Extension Definition Linkbase.

XBRL Taxonomy Extension Label Linkbase.

XBRL Taxonomy Extension Presentation Linkbase.

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

Dated:  June 11, 2020

VGRAB COMMUNICATIONS INC.

By:	/s/ Lim Hun Beng
Lim Hun Beng Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ Liong Fook Weng
Liong Fook Weng Chief Financial Officer (Principal Accounting Officer)