Form 10-Q
period 2020-07-31
VGRAB COMMUNICATIONS INC.
filed 2020-09-21
CIK 1551887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2020

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)		Emerging growth company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of September 21, 2020, the number of shares of the registrant’s common stock outstanding was  42,112,717.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

VGRAB COMMUNICATIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	July 31, 2020	October 31, 2019

ASSETS

Current assets
Cash	$16,855	$19,806
GST recoverable	813	827
Prepaids	8,103	27,920
Total current assets	25,771	48,553

Equipment	999	4,559
Total assets	$26,770	$53,112

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$65,234	$43,520
Accrued liabilities	2,413	19,380
Due to related parties	910,245	594,177
	977,892	657,077

Long-term debt	65,994	64,259
Total liabilities	1,043,886	721,336

Stockholders' deficit
Common stock, no par value, unlimited number authorized, 42,112,717 and 35,513,838 issued and outstanding at July 31, 2020 and October 31, 2019, respectively	6,316,592	5,358,377
Additional paid-in capital	233,009	233,009
Obligation to issue shares	-	958,215
Accumulated other comprehensive income	68,919	46,339
Deficit	(7,635,636)	(7,264,164)
Total stockholders' deficit	(1,017,116)	(668,224)
Total liabilities and stockholders' deficit	$26,770	$53,112

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

VGRAB COMMUNICATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Three Months Ended July 31,		Nine Months ended July 31,
	2020	2019	2020	2019

Revenues	$7,092	$-	$7,092	$-

Operating expenses
Accounting	2,193	3,386	7,121	7,242
Amortization	1,132	1,178	3,503	3,737
General and administrative expenses	23,511	13,129	47,725	38,650
Management fees	6,000	-	18,000	-
Professional fees	3,196	2,678	6,911	8,064
Regulatory and filing	11,454	4,166	22,953	16,396
Salaries and wages	67,567	89,957	220,216	257,315
Software development costs	11,307	-	11,307	230
Travel and entertainment	182	5,202	9,089	20,362
	(126,542)	(119,696)	(346,825)	(351,996)
Other items
Foreign exchange	(71)	81	(15)	81
Impairment of deposits	-	-	(22,801)	-
Interest expense	(3,407)	(2,905)	(8,923)	(7,148)

Net loss	(122,928)	(122,520)	(371,472)	(359,063)
Translation to reporting currency	(3,432)	(5,270)	22,580	(4,209)
Comprehensive loss	$(126,360)	$(127,790)	$(348,892)	$(363,272)

Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding:	42,112,717	35,513,838	40,482,586	35,513,838

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

VGRAB COMMUNICATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Common Stock
	Shares	Amount	Obligation to Issue Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit	Total

Balance at October 31, 2018	35,513,838	$5,358,377	$-	$123,093	$50,428	$(6,422,908)	$(891,010)

Translation to reporting currency	-	-	-	-	(5,995)	-	(5,995)
Net loss	-	-	-	-	-	(120,379)	(120,379)
Balance at January 31, 2019	35,513,838	5,358,377	-	123,093	44,433	(6,543,287)	(1,017,384)

Translation to reporting currency	-	-	-	-	7,056	-	7,056
Net loss	-	-	-	-	-	(116,164)	(116,164)
Balance at April 30, 2019	35,513,838	5,358,377	-	123,093	51,489	(6,659,451)	(1,126,492)

Translation to reporting currency	-	-	-	-	(5,270)	-	(5,270)
Net loss	-	-	-	-	-	(122,520)	(122,520)
Balance at July 31, 2019	35,513,838	$5,358,377	$-	$123,093	$46,219	$(6,781,971)	$(1,254,282)

Balance at October 31, 2019	35,513,838	$5,358,377	$958,215	$233,009	$46,339	$(7,264,164)	$(668,224)

Common shares issued for services	133,333	29,333	(29,333)	-	-	-	-
Common shares issued for debt	6,465,546	928,882	(928,882)	-	-	-	-
Translation to reporting currency	-	-	-	-	(7,663)	-	(7,663)
Net loss	-	-	-	-	-	(132,635)	(132,635)
Balance at January 31, 2020	42,112,717	6,316,592	-	233,009	38,676	(7,396,799)	(808,522)

Translation to reporting currency	-	-	-	-	33,675	-	33,675
Net loss	-	-	-	-	-	(115,909)	(115,909)
Balance at April 30, 2020	42,112,717	6,316,592	-	233,009	72,351	(7,512,708)	(890,756)

Translation to reporting currency	-	-	-	-	(3,432)	-	(3,432)
Net loss	-	-	-	-	-	(122,928)	(122,928)
Balance at July 31, 2020	42,112,717	$6,316,592	$-	$233,009	$68,919	$(7,635,636)	$(1,017,116)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

VGRAB COMMUNICATIONS INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Nine Months ended July 31,
	2020	2019
Cash flow used in operating activities
Net loss	$(371,472)	$(359,063)
Adjustments to reconcile net loss to net cash used in operating activities
Accrued interest on related party notes	6,047	7,148
Accrued interest on long-term debt	2,876	-
Amortization	3,503	3,737
Foreign exchange	5,566	(4,393)
Impairment of deposits	22,801	-

Changes in operating assets and liabilities
GST recoverable	-	(405)
Prepaids	(3,134)	(4,073)
Accounts payable and accrued liabilities	5,848	(1,941)
Due to related parties	38,713	31,685
Accrued salaries due to related parties	160,661	163,039
Net cash used in operating activities	(128,591)	(164,266)

Cash flows used in investing activities
Purchase of equipment	-	(5,515)
Net cash used in investing activities	-	(5,515)

Cash flows provided by financing activities
Loans payable to related party	125,875	167,661
Net cash provided by financing activities	125,875	167,661

Effect of exchange rate changes on cash	(235)	93

Net decrease in cash	(2,951)	(2,027)
Cash, beginning	19,806	17,964
Cash, ending	$16,855	$15,937

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

VGRAB COMMUNICATIONS INC.

NOTES TO THE UNAUDITED INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2020

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

Basis of Presentation

The unaudited interim condensed consolidated financial statements of the Company are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended October 31, 2019, included in the Company’s Annual Report on Form 10-K, filed with the SEC on January 29, 2020. The unaudited interim condensed consolidated financial statements of the Company should be read in conjunction with those financial statements for the year ended October 31, 2019, included in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine months ended July 31, 2020, are not necessarily indicative of the results that may be expected for the year ending October 31, 2020.

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

Revenue recognition

Revenue is measured based on the amount of consideration that is expected to be received by the Company for providing goods or services under a contract with a customer, which is initially estimated with pricing specified in the contract and adjusted primarily for sales returns, discounts and other credits at contract inception then updated each reporting period, and excludes any sales incentives and amounts collected on behalf of third parties. The Company recognizes revenue when persuasive evidence of a contract with a customer exists and a performance obligation is identified and satisfied as the customer obtains control of the goods or services.

Revenue is recognized net of any taxes collected from customers and subsequently remitted to governmental authorities.

NOTE 3 - RELATED PARTY TRANSACTIONS

The following amounts were due to related parties as at:

	July 31, 2020	October 31, 2019
Due to a major shareholder for payments made on behalf of the Company (a)	$1,294	$1,302
Notes payable to a major shareholder (b)	268,121	138,529
Due to the Chief Executive Officer (“CEO”) and Director of the Company (a)	370,729	269,381
Due to the Chief Financial Officer (“CFO”) and Director of the Company (a)	252,101	184,965
Due to a Director of the Company (a)	18,000	-
Total due to related parties	$910,245	$594,177

(a) Amounts are unsecured, due on demand and bear no interest.

(b) Amounts are unsecured, due on demand and bear interest at 4% per annum.

During the nine-month period ended July 31, 2020, the Company recorded $6,047 (2019 - $7,148) in interest expense associated with its liabilities under the notes payable issued to the major shareholder.

During the nine-month period ended July 31, 2020, the Company received $130,842 (2019 - $219,426) in exchange for the notes payable to Hampshire Avenue SDN BHD (“Hampshire Avenue”), a parent company of Hampshire Capital Limited and Hampshire Infotech SDN BHD. The loans bear interest at 4% per annum, are unsecured and payable on demand. During the same period, the Company repaid $4,967 (2019 - $48,743) in loans advanced from Hampshire Avenue. During the fourth quarter of the Company’s Fiscal 2019, Hampshire Avenue agreed to convert a total of $263,798, consisting of principal amount of $258,244 and interest accrued of $5,554 into 1,465,546 shares of the Company’s common stock at $0.18 per share (Note 6). These shares were issued on January 8, 2020.

During the nine-month period ended July 31, 2020, the Company incurred $89,256 (2019 – $90,577) in wages and salaries to Mr. Lim Hun Beng, the Company’s CEO, President, and director. In addition, the Company incurred $18,864 (2019 - $21,773) in reimbursable expenses with Mr. Lim.

During the nine-month period ended July 31, 2020, the Company incurred $71,405 (2019 – $72,462) in wages and salaries to Mr. Liong Fook Weng, the Company’s CFO, and director. In addition, the Company incurred $1,849 (2019 - $3,977) in reimbursable expenses with Mr. Liong.

During the nine-month period ended July 31, 2020, the Company incurred $18,000 (2019 - $Nil) in management fees to its director, Mr. Ong See-Ming.

During the nine-month period ended July 31, 2020, a non-arms’ length entity paid the Company $7,092 in revenue from its SMART Systems software licensing and maintenance of the applications required to run SMART Systems.

NOTE 4 - EQUIPMENT

Changes in the net book value of the equipment at July 31, 2020 and at October 31, 2019 are as follows:

	July 31, 2020	October 31, 2019
Book value, beginning of the period	$4,559	$3,931
Changes during the period	-	5,515
Amortization	(3,503)	(4,901)
Foreign exchange	(57)	14
Book value, end of the period	$999	$4,559

NOTE 5 - LONG-TERM DEBT

On July 31, 2019, one of the vendors of the Company agreed to defer repayment of CAD$83,309 the Company owed to the vendor. The deferred amount accrues interest at 6% per annum compounded monthly, is unsecured, and is payable on or after August 31, 2021.

During the nine-month period ended July 31, 2020, the Company accrued $2,876 in interest on the long-term debt (2019 - $Nil). As at July 31, 2020, the Company owed a total of $65,994 under its long-term debt obligation to the vendor (2019 - $64,259).

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

On June 24, 2015, we formed a subsidiary, VGrab International Ltd., (“VGrab International”) under the Labuan Companies Act 1990 in Federal Territory of Labuan, Malaysia. The initial focus of the VGrab International was to continue development of the VGrab Application and continue its market penetration in Southeast Asia. As of the date of this Quarterly Report on Form 10-Q, VGrab International is used as a holding company as most of the business operations were moved to VGrab Communications Malaysia Sdn Bhd (“VGrab Malaysia”), which we incorporated on May 17, 2018, under the Malaysia Companies Act 2016 in Malaysia. The main business objective of Vgrab Malaysia is to facilitate online promotions, advertising, and e-commerce.

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

On March 5, 2019, VGrab Asia entered into a mobile application development agreement with a group of private software developers from China (the “Vendor”) to develop a mobile software application (“VGrab WeChat Application”). VGrab WeChat Application is developed for use with smartphones in P.R.China using the Android and Apple iOS operating systems allowing users to sign up for memberships, deposit money, purchase products, redeem vouchers, upload media promotions onto the smartphones, etc... On August 14, 2019, the VGrab WeChat Application was tested and completed for client usage.

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

The newly developed Vending Machine is customizable to sell variety of consumer products ranging from traditional snacks, soft drinks, and coffee, to prepaid mobile cards and other goods, while simultaneously displaying advertisements and other various promotional content. Each Vending Machine is supplied with a credit card reader and a QR Code reader, which facilitate not only payments with credit cards, but also enables payments via eWallet and other membership-based payments.

The Vending Machines are based on the  operating system developed by us, and include VGrab Membership System (described above), and newly developed VGrab Online Transactions Management System (“VOTMS”), and VGrab Advertising Rotational Management System (“VARMS”). VOTMS is a software that supports transaction-oriented applications on the Internet by integrating various existing online banks and e-Wallet systems. The VARMS software allows multiple advertisements in a single location either online or offline, providing our clients an ability to promote their businesses, products, or services, through rotating their marketing material with each new page load or advertising space allotted.

Once COVID-19 restrictions are lifted we intend to resume our negotiations for a three-year distribution agreement to distribute our Vending Machines in Malaysia and Indonesia. At the same time, we are considering commercialization of the Vending Machines through creating franchising opportunities.

During the quarter ended July 31, 2020, we started generating revenue from our SMART Systems software licensing and maintenance of the applications required to run SMART Systems. Our first customer is Duesey Coffee and Chocolates Sdn Bhd (“Duesey Coffee”), of which Mr. Lim Hun Beng, our CEO and President is 50% shareholder. Duesey Coffee will be paying us a monthly fee of 10,000 Malaysian Ringgit (approximately USD$2,350) for licensing and technical support of the SMART Systems they are using in their business. During the three- and nine-month periods ended July 31, 2020, we generated $7,092 in revenue with Duesey Coffee.

Summary of Financial Condition

	July 31, 2020	October 31, 2019
Working capital deficit	$(952,121)	$(608,524)
Current assets	$25,771	$48,553
Total liabilities	$1,043,886	$721,336
Common stock and additional paid-in capital	$6,549,601	$5,591,386
Deficit	$(7,635,636)	$(7,264,164)
Accumulated other comprehensive income	$68,919	$46,339

Results of Operation

Our operating results for the three and nine months ended July 31, 2020 and 2019, and the changes in the operating results between those periods are summarized in the table below.

Three and Nine Months Summary

	Three Months Ended July 31,		Percentage	Nine Months Ended July 31,		Percentage
	2020	2019	Change	2020	2019	Change
Revenue	$ 7,092	$ -	n/a	$ 7,092	$ -	n/a
Operating expenses	(126,542)	(119,696)	6%	(346,825)	(351,996)	(1)%
Foreign exchange	(71)	81	(188)%	(15)	81	(119)%
Impairment of deposits	-	-	n/a	(22,801)	-	n/a
Interest expense	(3,407)	(2,905)	17%	(8,923)	(7,148)	25%
Net loss	(122,928)	(122,520)	0%	(371,472)	(359,063)	3%
Translation to reporting currency	(3,432)	(5,270)	(35)%	22,580	(4,209)	636%
Comprehensive loss	$(126,360)	$(127,790)	0%	$(348,892)	$(363,272)	(4)%

Revenue

During the three-month period ended July 31, 2020, we started generating revenue from our SMART Systems software licensing and maintenance of the applications required to run SMART Systems. Our first customer is Duesey Coffee and Chocolates Sdn Bhd (“Duesey Coffee”), of which Mr. Lim Hun Beng, our CEO and President is 50% shareholder. Duesey Coffee will be paying us a monthly fee of 10,000 Malaysian Ringgit (approximately USD$2,350) for licensing and technical support of the SMART Systems they are using in their business. During the three- and nine-month periods ended July 31, 2020, we generated $7,092 in revenue with Duesey Coffee.

Operating Expenses

Our operating expenses for the three and nine months ended July 31, 2020 and 2019, consisted of the following:

	Three Months Ended July 31,		Percentage	Nine Months Ended July 31,		Percentage
	2020	2019	Change	2020	2019	Change
Operating expenses:
Accounting	$ 2,193	$ 3,386	(35)%	$ 7,121	$ 7,242	(2)%
Amortization	1,132	1,178	(4)%	3,503	3,737	(6)%
General and administrative expenses	23,511	13,129	79%	47,725	38,650	23%
Management fees	6,000	-	n/a	18,000	-	n/a
Professional fees	3,196	2,678	19%	6,911	8,064	(14)%
Regulatory and filing	11,454	4,166	175%	22,953	16,396	40%
Salaries and wages	67,567	89,957	(25)%	220,216	257,315	(14)%
Software development costs	11,307	-	n/a	11,307	230	4,816%
Travel and entertainment	182	5,202	(97)%	9,089	20,362	(55)%
Total	$ 126,542	$ 119,696	6%	$ 346,825	$ 351,996	(1)%

During the three-month period ended July 31, 2020, our operating expenses increased by $6,846 or 6% from $119,696, for the three months ended July 31, 2019, to $126,542 for the three months ended July 31, 2020. The most significant change in our operating expenses was associated with decreased salaries and wages we incurred through our subsidiary, Vgrab Malaysia, which decreased by $22,390 from $89,957 we incurred during the three-month period ended July 31, 2019, to $67,567 we incurred during the three-month period ended July 31, 2020; the change in salaries and wages was mainly associated with governmental assistance Vgrab Malaysia received under COVID-19 Economic Stimulus Package available to qualified employers in Malaysia, and due to fluctuation of foreign exchange rates, which effected salaries and reimbursable expenses accrued to our CEO and CFO, which are set in US dollars. Other notable differences were associated with software development fees and management fees, which, during the three-month period ended July 31, 2020, were $11,307 and $6,000, respectively, and increased general and administrative expenses, and regulatory and filing fees, which, during the three-month period ended July 31, 2020, increased by $10,382 and $7,288,  to $23,511 and $11,454, respectively. These increases were partially offset by $5,020 reduction in travel and entertainment fees to $182 for the three-month period ended July 31, 2020, and $1,193 reduction in accounting fees to $2,193 for the three-months ended July 31, 2020.

During the nine-month period ended July 31, 2020, our operating expenses decreased by $5,171 or 1% from $351,996, for the nine months ended July 31, 2019, to $346,825 for the nine months ended July 31, 2020. The most significant change in our operating expenses was associated with decrease in salaries and wages we incurred through our subsidiary, Vgrab Malaysia, which decreased by $37,099 from $257,315 we incurred during the nine-month period ended July 31, 2019, to $220,216 we incurred during the nine-month period ended July 31, 2020, the change in salaries and wages was mainly associated with governmental assistance Vgrab Malaysia received under COVID-19 Economic Stimulus Package available to qualified employers in Malaysia, and due to fluctuation of foreign exchange rates, which effected salaries and reimbursable expenses accrued to our CEO and CFO, which are set in US dollars. In addition, our travel and entertainment costs decreased by $11,273, from $20,362 we incurred during the nine-month period ended July 31, 2019, to $9,089 during the period ended July 31, 2020, and professional fees decreased by $1,153 to $6,911. These decreases were in part offset by increased  regulatory fees of $22,953, as compared to $16,396 we incurred during the nine-month period ended July 31, 2019; general and administrative fees of $47,725 as compared to $38,650 we incurred during the nine-month period ended July 31, 2019 and $18,000 in management fees, the expense that did not exist in the comparative period.

Other Items

During the three-month period ended July 31, 2020, we recorded $3,407 (2019 - $2,905) in interest associated with our liabilities under the notes payable we issued to our major shareholder and for long-term debt, and $71 in realized foreign exchange loss (2019 - $81 gain) associated with the fluctuation in foreign exchange rates between the US, Canadian, Malaysian, and Hong Kong currencies.

During the nine-month period ended July 31, 2020, we recorded a $22,801 impairment on deposit paid by our subsidiary, VGrab Asia, to a vendor, as underlying agreement to supply certain commodities the Company acquired  for trading fell through (2019 - $Nil); $8,923 (2019 - $7,148) in interest associated with our liabilities under the notes payable we issued to our major shareholder and for long-term debt, and $15 in realized foreign exchange loss (2019 - $81 gain) associated with the fluctuation in foreign exchange between the US, Canadian, Malaysian, and Hong Kong currencies.

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

Liquidity and Capital Resources

GOING CONCERN

The unaudited interim condensed consolidated financial statements included in this Quarterly Report have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. During our third quarter ended July 31, 2020, we started generating revenue from our operations, however, this revenue is not sufficient enough to enable us to pay dividends, therefore as at July 31, 2020, it is unlikely that we will be in position to pay dividends or generate significant earnings in the immediate or foreseeable future. Our continuation as a going concern depends upon the continued financial support of our shareholders, our ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations.

Based on our current plans, we expect to incur operating losses in future periods. At July 31, 2020, we had a working capital deficit of $952,121 and accumulated losses of $7,635,636 since inception. These factors raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we will be able to generate significant revenues in the future. Our unaudited condensed consolidated financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern. Therefore, we may be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

Working Capital Deficit

	At July 31, 2020	At October 31, 2019
Current assets	$25,771	$48,553
Current liabilities	(977,892)	(657,077)
Working capital deficit	$(952,121)	$(608,524)

During the nine-month period ended July 31, 2020, our working capital deficit increased by $343,597, from $608,524 as at October 31, 2019, to $952,121 as at July 31, 2020. The increase in the working capital deficit was primarily related to a $316,068 increase in amounts payable to our related parties, mainly on account of accrued salaries to our CEO and CFO, and for the advances we received from our major shareholder to support our ongoing operations. The decrease in our cash balance from $19,806 we held in our banks at October 31, 2019, to $16,855 we held in our banks at July 31, 2020, and decrease in our prepaids and advances from $27,920 at October 31, 2019, to $8,103 at  July 31, 2020, also negatively affected our working capital.

Cash Flows

	Nine Months Ended July 31,
	2020	2019
Net cash used in operating activities	$(128,591)	$(164,266)
Net cash used in investing activities	-	(5,515)
Net cash provided by financing activities	125,875	167,661
Effect of exchange rate changes on cash	(235)	93
Net decrease in cash	$(2,951)	$(2,027)

Net cash used in operating activities

During the nine-month period ended July 31, 2020, we used $128,591 to support our operating activities. This cash was used to cover our cash operating expenses of $330,679 and, to increase our prepaid expenses by $3,134. These uses of cash were offset by $5,848 increase in our accounts payable, $38,713 increase in amounts due to related parties for reimbursable expenses, and by $160,661 increase to accrued salaries payable to our CEO and CFO.

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

Non-cash operating activities

During the nine-month period ended July 31, 2020, we recorded $22,801 in impairment of our deposits, and $5,566 in foreign exchange fluctuation between the US, Canadian, Malaysian, and Hong Kong currencies. We recorded $6,047 in interest on our notes payable to Hampshire Avenue and $2,876 in interest on CAD$83,309 we reclassified from current debt to long-term debt. In addition, we recorded $3,503 in amortization of our office equipment.

During the nine-month period ended July 31, 2019, we recorded $7,148 in interest associated with our liabilities under the notes payable we issued to our major shareholder and $3,737 in amortization of our office equipment. In addition, $4,393 was associated with foreign exchange fluctuation between the US, Canadian, Hong Kong and Malaysian currencies.

Net cash used in investing activities

During the nine-month period ended July 31, 2019, we used $5,515 to acquire computers and other equipment for our operations in Malaysia. We did not have any investing activities during the nine months ended July 31, 2020.

Net cash provided by financing activities

During the nine-month period ended July 31, 2020, we received net $125,875 under loan agreements with Hampshire Avenue. The loans bear interest at 4% per annum, are unsecured and payable on demand.

During the nine-month period ended July 31, 2019, we received $167,661 under loan agreements with Hampshire Avenue, a parent company of Hampshire Group. The loans bear interest at 4% per annum, are unsecured and payable on demand.

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

As of July 31, 2020, we had $16,855 in cash on hand and a working capital deficit of $952,121, which raises substantial doubt about our continuation as a going concern. We plan to mitigate our losses in future years by controlling our operating expenses and actively seeking new distribution channels for our Vgrab Applications, SMART Systems, and the related products and services. We cannot provide assurance that we will be successful in generating additional capital to support our development. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Principles of Consolidation

The Company’s interim condensed consolidated financial statements include the accounts of the Company and its subsidiaries. On consolidation, the Company eliminates all intercompany balances and transactions.

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

Foreign Currency Translation and Transaction

The Parent Company’s functional currency is the Canadian dollar, VGrab Malaysia’s functional currency is Malaysian Ringgit, and Vgrab Asia’s functional currency is Hong Kong dollar, the Company’s reporting currency is the United States dollar. VGrab International’s functional and reporting currency is the United States dollar. The Company translates assets and liabilities to US dollars using reporting date exchange rates, and translates revenues and expenses using average exchange rates during the period. Gains and losses arising on translation to the reporting currency are included in the other comprehensive income.

Foreign exchange gains and losses on the settlement of foreign currency transactions are included in foreign exchange expense. Except for translations of intercompany balances, all translations of monetary balances to the functional currency at the reporting date exchange rate are included in foreign exchange expense. The translations of intercompany balances to the functional currency at the reporting date exchange rate are included in accumulated other comprehensive income or loss.

Fair Value of Financial Instruments

Our financial instruments include cash, accounts payable and accruals as well as amounts due to related parties. We believe the fair value of these financial instruments approximates their carrying values due to their short-term nature.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and GST recoverable.

At July 31, 2020, we had $1,314 in cash on deposit with a large chartered Canadian bank, $15,034 in cash on deposits with a bank in Malaysia, and $507 in cash on deposits with a bank in Hong Kong. As part of our cash management process, we perform periodic evaluations of the relative credit standing of these financial institutions. We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended July 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated:  September 21, 2020

VGRAB COMMUNICATIONS INC.

By:	/s/ Lim Hun Beng
Lim Hun Beng Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ Liong Fook Weng
Liong Fook Weng Chief Financial Officer (Principal Accounting Officer)