Form 10-K
period 2020-10-31
DUESENBERG TECHNOLOGIES INC.
filed 2021-01-29
CIK 1551887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 31, 2020

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________

Commission File Number 000-54800

DUESENBERG TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

British Columbia, Canada	99-0364150
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No 21, Denai Endau 3, Seri Tanjung, Pinang, 10470 Tanjung Tokong, Penang, Malaysia

(Address of principal executive offices)

Registrant’s telephone number, including area code: +1-236-304-0299

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,193,082 based on a price of $0.075, which was the last price at which our common equity was last sold as of April 30, 2020.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares of the registrant’s common stock, without par value, outstanding as of January 29, 2021, was 43,892,801.

ii

iii

PART I

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements”.  These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry.  Words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “may,” and other similar expressions identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the sections of this annual report titled “Risk Factors”, “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as the following:

•our ability to execute prospective business plans;

•inexperience in developing and mass-producing electric vehicles;

•actions by government authorities, including changes in government regulation;

•changes in the electric vehicle market;

•dependency on certain key personnel and any inability to retain and attract qualified personnel;

•developments in alternative technologies or improvements in the internal combustion engine;

•disruption of supply or shortage of raw materials;

•failure of our conceptual vehicles to perform as expected;

•failure to manage future growth effectively;

•future decisions by management in response to changing conditions;

•inability to design, develop, market and sell electric vehicles and services that address additional market opportunities;

•inability to keep up with advances in electric vehicle technology;

•inability to reduce and adequately control operating costs;

•inability to succeed in maintaining and strengthening the Duesenberg brand;

•labor and employment risks;

•misjudgments in the course of preparing forward-looking statements;

•our ability to raise sufficient funds to carry out our proposed business plan;

•the unavailability, reduction or elimination of government and economic incentives;

•uncertainties associated with legal proceedings;

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

ITEM 1: BUSINESS

General

We were incorporated on August 4, 2010, under the laws of the State of Nevada under the name “SOS Link Corporation”. On April 15, 2011, we changed our place of incorporation from the State of Nevada to the Province of British Columbia, Canada and concurrently changed our name to Venza Gold Corp.  The change from Nevada to British Columbia was approved by our shareholders on April 14, 2011. On January 6, 2014, we changed our name to CoreComm Solutions Inc., on February 11, 2015, we changed our name to VGrab Communications Inc., and on December 23, 2020, we changed our name to Duesenberg Technologies Inc.

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

On June 24, 2015, we formed a subsidiary, VGrab International Ltd., (“VGrab International”) under the Labuan Companies Act 1990 in Federal Territory of Labuan, Malaysia. The initial focus of the VGrab International was to continue development of the VGrab Application and continue its market penetration in Southeast Asia.  As of the date of this Annual Report on Form 10-K, VGrab International is used as a holding company as all the business operations were moved to VGrab Communications Malaysia Sdn Bhd (“VGrab Malaysia”), which we incorporated on May 17, 2018, under the Malaysia Companies Act 2016 in Malaysia. The main business objective of Vgrab Malaysia is to facilitate online promotions, advertising and e-commerce.

Since its incorporation, VGrab Malaysia has been working on the development of its SMART System prototype. VGrab’s new SMART System will consist of several modules, including VGrab Memberships system, which will allow its users to sign up via internet or quick response code, also known as “QR Code”, VGrab Cloud Management System (“VCMS”), and VGrab Database Management System (“VDMS”). VCMS and VDMS will form the backbone of VGrab’s SMART System, integrating each future developed VGrab SMART System’s module into the platform. The Company is currently testing the development of the VGrab SMART System before deployment to potential clients.

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

The newly developed Vending Machine is customizable to sell variety of consumer products ranging from traditional snacks, soft drinks, and coffee, to prepaid mobile cards and other goods, while simultaneously displaying advertisements and other various promotional content. Each Vending Machine is based on the  operating system developed by us, and is supplied with a credit card reader and a QR Code reader, which facilitate not only payments with credit cards, but also enables payments via eWallet and other membership-based payments.

On November 1, 2019, we incorporated Duesenberg Inc., a Nevada corporation (“Duesenberg NV”). The purpose of Duesenberg NV is to undertake the development of Electric Vehicle (“Duesenberg EV”) using the Duesenberg brand. We acquired the rights to use the Duesenberg name in 2018. We are planning to develop the Duesenberg EV in partnerships with leading developers and suppliers for various components into the vehicle, and also include our in-house developed VGrab SMART System as part of its operating system.

On January 8, 2021, Duesenberg NV signed a contract with Rocket Supreme, the Barcelona, Spain automotive design house established by Christopher Reitz. The agreement is the first step towards creating a network of suppliers required to successfully complete the Duesenberg EV development project. We expect the design of the first Duesenberg EV to be released in late 2021.

In order to support the development and future production of Duesenberg EV, we will require significant financing. As at the date of this Annual Report on Form 10-K we have yet to secure the required financing, and cannot assure the reader that we will be successful in securing the required funding.

Business of Duesenberg Technologies Inc. (fka VGrab Communications Inc.)

We continue to expand and evolve our corporate strategy. Subsequent to October 31, 2020, we have made another shift to integrate our SMART Systems with development of Duesenberg EV capitalizing on our acquisition of the rights to the use of the Duesenberg brand. Since the acquisition of the Vgrab technology in 2015, the Company has been in the business of advance information technology. We believe the integration of our SMART Systems with Electric Vehicle industry will allow the Company to open a new frontier in advancing its technology.

Alongside with venturing into Duesenberg EV development, we continue working on the development of our SMART Systems and Vending Machines. Since the early months of 2020 the retail and consumer markets have been largely affected by the COVID-19 pandemic; majority of our potential clients for the SMART Systems and the Vending Machines have decided to postpone any purchases or joint ventures until such time that the global economy starts to recover. The Company decided to use the global situation brought on by COVID-19 pandemic as an opportunity to pivot, realign, and improve its SMART Systems based on the current and future expected market trends.

We see the current problem of energy resources, and eminent lack thereof, becoming one of the most important trends in the industry. Many various industries are turning towards development and use of clean, renewable energy sources, such as solar energy, wind energy, etc. Announcement of prototypes of electric vehicles and their mass productions scheduled for the near future are becoming everyday occurrence. Many vehicles are being designed to use only electricity as their main source of power.

With the development of Duesenberg EV, the Company will be involved in the EV technology revolution and is determined to redefine the primal relationship between vehicle and a driver, which has been trending in the last decade. Duesenberg’s future EV technologies will be incorporated in nearly every component of a vehicle, from dashboard panels and passenger zones to the engine configuration, braking systems, headlights and tires, without minimizing attention to building comfortable and luxurious interiors for all of the individual handcrafted vehicles.

The Company’s goal is to become climate-neutral across our full value chain, in line with the goals of the Paris Agreement, a legally binding international treaty on climate change which was adopted by 196 Parties at the twenty-first session of the Conference of the Parties (“COP 21”) in Paris, on December 12, 2015, and entered into force on November 4, 20161. We are committed to energy resiliency through Duesenberg’s Vehicle Development in Energy Transition Goal2. The Paris Agreement  identified an immediate and urgent need to reduce greenhouse gas (GHG)

1 https://unfccc.int/process-and-meetings/the-paris-agreement/the-paris-agreement

2 https://www.irena.org/energytransition; Energy transition Goal is a transformation from fossil-based to zero-carbon emission.

emissions to help mitigate the effects of climate change, through reduction of energy use, and improvement of air quality.

Our Strategy and Distribution

Our marketing strategy will be based mainly on ensuring Duesenberg’s EV, associated products, and Duesenberg brand are recognizable and trusted. We plan on achieving this goal through ensuring the adequate and timely information coupled with excellent service targeted towards our clients. Duesenberg brand is a well-known heritage brand and is highly respected in the automotive industry; we intend to uphold the standards set by its founders with our Duesenberg EV and products based on our SMART Technologies.

We anticipate that initial target users of Duesenberg EV would consist of high net-worth individuals or car collectors. While in development of the prototype Duesenberg EV, we are planning to manufacture a limited-edition Duesenberg EV package to market to potential high net-worth individuals as Founder’s Series.

In order to achieve our goals and commence the manufacturing of the Founder’s Series vehicle, we will require substantial financing to secure various vendors, consultants, designers, manufacturers, and so on. There is no assurance that the Company and/or Duesenberg NV will be able to secure the necessary financing to commence the design and manufacturing of the Duesenberg EV, nor is there any assurance that the scheduled milestones will be attained as envisioned in our current plan of development.

Additionally, the conceptual design of our vehicle does not have many of the legacy issues of current car manufacturers which allows our body, construction and powertrain infrastructure to be implemented in a far more cost-effective way than the existing car industry with more advanced use of Composites and Advanced Frame Techniques than traditional manufacturing allows.

Competition

The next generation of luxury automotive manufacturers are focusing on autonomous vehicles, connected vehicles, electric vehicles, and shared mobility trends. Automakers in the space of luxury electric vehicles are becoming more flexible, incorporating advanced technological and technical innovations.

Duesenberg is planning to enter the United States market as the only Ultra-Premium EV. The Company will be required to compete with other non-electric Ultra-Premium combustion vehicles (ex. Bentley and Rolls Royce) as well as non-ultra premium EV’s (ex. Tesla).

Our competitors include companies that have substantially greater financial resources, staff and facilities than us. Our failure to obtain and maintain a competitive position within the market could have a materially adverse effect on our business, financial condition and results of operations.

Government Regulations

We are subject to a number of foreign and domestic laws and regulations that affect companies conducting business in the automotive industry and also on the Internet. Additionally, these laws and regulations may be interpreted differently across domestic and foreign jurisdictions. As a company in a new and rapidly growing industry, we are exposed to certain risks that many of these laws may change and are subject to uncertain interpretations. These laws and regulations may involve intellectual property, product liability and consumer protection, distribution, competition, online payment and point of sale services, employee, merchant and customer privacy and data security, taxes or other areas.

Patents and Trademarks

On June 25, 2018, the Company, through VGrab International Limited, assigned the rights from Brightcliff Ltd and Hampshire Motors Group (China) Limited for the use and development of its products under the brand of Duesenberg. The rights to use the Duesenberg brand expire on June 24, 2038.

Our VGrab name has also been trademarked under the registration certificate no 2014002852. The registration gives us non-exclusive right to use a letter “V”. The trademark is valid until March 14, 2024.

Dependence on Major Customers

As at the date of this Annual Report on Form 10-K we have two customers with whom we operate under month-to-month verbal service agreements. Our first customer is Duesey Coffee and Chocolates Sdn Bhd (“Duesey Coffee”), of which Mr. Lim Hun Beng, our CEO and President, is a 50% shareholder. In addition, in the last quarter of our Fiscal 2020 year we started generating revenue from WeChat Online product, which was developed specifically for Duesey Coffee in P.R. China, and is being managed by Shanghai Duesenberg Marketing Planning Co Ltd. Due to current market uncertainty associated with COVID-19 we agreed to bill our customers set monthly fees for these services without entering into any termed contracts, which will allow us or our customers to cancel the services any time. Duesey Coffee agreed to a monthly fee of 10,000 Malaysian Ringgit (approximately USD$2,350), Shanghai Duesenberg Marketing Planning Co Ltd. agreed to a monthly fee of USD$1,000.

In addition to the customers mentioned above, on June 25, 2018, our wholly-owned subsidiary, Vgrab International Ltd., entered into a cooperation agreement on a profit-sharing basis (the “Agreement”) with Hampshire Motor Group (China) Ltd. (“HMGC”), a related corporation, for the development and marketing of Duesenberg brand (the “Brand”) licensed to HMGC by the original Duesenberg trademark owner. Pursuant to the Agreement, Vgrab International agreed to work with HMGC on developing marketing, advertising and customer relation programs for Duesenberg’s brands, with newly-developed sub-brand, Duesey, and its Duesey Coffee being the initial product offering. Vgrab International is also expected to participate in the development of new products utilizing Duesenberg Trademark.

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

As of the date of this Annual Report on Form 10-K, we have not recorded any revenue associated with the Agreement, as the services have not started yet.

Research and Development

During the fiscal year ended October 31, 2020, we incurred $14,629 (2019 - $200,333) on development of VGrab applications, SMART Systems, and Vending Machines.

Number of Total Employees and Number of Full Time Employees

As at the date of this Annual Report on Form 10-K our subsidiary, VGrab Malaysia, has 8 employees. Mr. Lim, our CEO and President, and Mr. Liong, our CFO, Corporate Secretary and the Treasurer, were on payroll of VGrab Malaysia until April 30, 2020, as of May 1, 2020 Mr. Lim and Mr. Liong are on payroll of Vgrab Asia. Our parent Company, and VGrab International had no employees during its Fiscal 2020 and 2019 years, and relied on the services of third-party consultants to support the operations.

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

Our ability to achieve and maintain profitability and positive cash flow from our operations is dependent upon: (i) our ability to successfully market our Duesenberg EV to potential customers, (ii) our ability to obtain and retain customers, (iii) attract and retain merchants who wish to offer deals through our VGrab Applications and who will use our SMART Systems, (iv) react to challenges from existing and new competitors; and (v) increase the awareness of our brands domestically and internationally.

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

As of the date of the filing of this Annual Report on Form 10-K we are in a development stage of our operations and have incurred net losses since our inception. We have yet to attain profitable operations and are dependent upon obtaining adequate financing to carry out our business activities.  The success of our business operations will depend upon our ability to obtain further financing to complete our planned development and marketing programs and to attain profitable operations. Companies in development stage of their operations often encounter difficulties in generating revenue from services that are provided based on the applications installed on smart phones, and the risk of failure of these companies is high.  If we are not able to complete our strategy and successfully develop and market our Vgrab applications, SMART, as well as Duesenberg EV, we will not be able to attain sustainable profitable operations, resulting in failure of our business.

In addition, we have significant risks of failure associated with our business expansion into electric vehicles. There is uncertainty regarding our ability to execute prospective business plans as result of our inexperience in developing and mass-producing electric vehicles. As a result, we will depend on certain key personnel and may not be able to retain and attract qualified personnel. We run risks associated with developments in alternative technologies or improvements in the internal combustion engine. There is also a risk that our conceptual vehicles will fail to perform as expected.

We have determined there is substantial doubt about our ability to continue as a going concern; as a result, we could have difficulty finding additional financing.

Our audited consolidated financial statements have been prepared assuming that we will continue as a going concern. We have not generated any revenue from our main operations since inception and have accumulated losses. Our ability to continue our operations depends on our ability to complete equity or debt financings or generate profitable operations. Such financings may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that could result from the outcome of this uncertainty.

Because our largest shareholder, Hampshire Avenue SDN. BHD. (“Hampshire Avenue”) controls over 47.8% of our outstanding common stock, investors may find that corporate decisions influenced by Hampshire are inconsistent with the best interests of other stockholders.

Hampshire Capital Limited controls 45.57%, and Hampshire Avenue Sdn. Bhd. controls 2.20% of the issued and outstanding shares of our common stock. Hampshire Avenue is a parent company of Hampshire and Hampshire Infotech and, accordingly, beneficially controls 47.8% or our common stock (for greater clarity, Hampshire Avenue and its subsidiaries are referred to in this Form 10-K as “Hampshire Group”). In accordance with our Articles of Incorporation and Bylaws, Hampshire Group is able to control who is elected to our board of directors and thus could act, or could have the power to act, as our management.

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

We expect competition in e-commerce as well as the automotive industry, as it pertains to electrical vehicles, to continue to increase. Our current and potential competitors range from large and established companies to emerging start-ups. Established companies have longer operating histories and more established relationships with customers and users, and they can use their experience and resources against us in a variety of competitive ways, including acquisitions, investing aggressively in research and development, competing aggressively for advertisers, and using economies of scale, to name a few.

If our competitors are more successful than we are in developing compelling products or in attracting and retaining customers in the form of users, advertisers, and content providers, our potential for generating revenues and growth rates could decline.

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

We are and we will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year during which our total annual revenues equal or exceed $1 billion (subject to adjustment for inflation), (ii) the last day of the fiscal year following the fifth anniversary of our initial public offering, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities, or (iv) the date on which we are deemed a “large accelerated filer” (with at least $700 million in public float) under the Exchange Act. For so long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” as described in further detail in the risk factors below. There may be a situation where investors may find our common stock less attractive because we rely on some or all of these exemptions. If some investors find our common stock less attractive as a result, we may experience decreased trading market for our common stock making our stock price more volatile. Since we avail ourselves of certain exemptions from various reporting requirements, our reduced disclosure may make it more difficult for investors and securities analysts to evaluate us and may result in less investor confidence.

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

•be exempt from the “say on pay” provisions (requiring a non-binding shareholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) and certain disclosure requirements of the Dodd-Frank Act relating to compensation of Chief Executive Officers;

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

Our shares of common stock are listed on OTC Markets inter-dealer quotation system, which does not have director independence requirements. For the purpose of determining director independence, we have adopted the independence requirements of Canadian National Instrument 52-110 - Audit Committees (“NI 52-110”) as we are an OTC reporting issuer in the province of British Columbia. NI 52-110 recommends that the Board of Directors of a public company be constituted with a majority of individuals who qualify as “independent” directors. An “independent” director is a director who has no direct or indirect material relationship with us. A material relationship is a relationship, which could, in the view of the Board of Directors, reasonably interfere with the exercise of a director’s independent judgment. None of our current directors can be considered independent. Mr. Ong, See-Ming is not an independent director due to his share position in the Company.  Lim Hun Beng is not an independent director because, aside from being our CEO and President, he also holds controlling position with Hampshire Avenue, our majority shareholder. Mr. Liong Fook Weng is not an independent director because of his current position as CFO and Secretary of the Company, as well as the share position in the Company.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

We currently do not own any real property.  Our operations management executive office is located at No 21, Denai Endau 3, Seri Tanjung Pinang,10470 Tanjung Tokong, Penang, Malaysia. The Company’s registered office and mailing address is located at 820-1130 Pender Street West, Vancouver, British Columbia, V6E 4A4, and consists of approximately 25 square feet, which are provided to us free of charge.

Registered and records offices of our subsidiaries are as follows:

•Duesenberg Inc., registered and records office is located at 401 Ryland St STE 200-A, Reno, NV 89502, USA.

•VGrab International registered and records office is located at Kensington Gardens, No. U1317, Lot 7616, Jalan Jumidar Buyong, 87000 Federal Territory of Labuan, Malaysia.

•VGrab Malaysia’s registered and records office is located at Level 33A, Menara 1MK, Kompleks 1 Mont Kiara N0.1 Jalan Kiara, Mont Kiara, 50480 Kuala Lumpur, Malaysia.

•VGrab Asia’s registered and records office is located at Room 2401, 24/Fl., CC Wu Building, 302-308 Hennessy Road, Wanchai, Hong Kong.

Other than these offices, we do not currently maintain any other facilities and do not anticipate the need for maintaining other facilities at any time in the foreseeable future.

ITEM 3: LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings and, to the best of our knowledge, none of our claims or assets are the subject of any pending legal proceedings.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock commenced trading on OTC Markets inter-dealer quotation system under the symbol VZAGF on March 8, 2013. On January 8, 2014, we changed our name to CoreComm Solutions Inc., and our stock symbol changed to COCMF; on February 11, 2015, we changed our name to VGrab Communications Inc., and our stock symbol changed to VGRBF; on December 23, 2020, we changed our name to Duesenberg Technologies Inc., and our stock symbol changed to DUSYF effective December 29, 2020.

The table below gives the high and low bid information for each fiscal quarter for the last two fiscal years. The bid information was obtained from OTC Markets Group Inc. and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Table 1: High and low bids

Fiscal quarters ended:	High	Low
October 31, 2020	$0.69	$0.161
July 31, 2020	$0.175	$0.0372
April 30, 2020	$0.075	$0.0372
January 31, 2020	$0.25	$0.0372
October 31, 2019	$0.22	$0.10
July 31, 2019	$0.14	$0.08
April 30, 2019	$0.20	$0.10
January 31, 2019	$0.27	$0.105

Holders

As of January 29, 2021, we had 53 shareholders of record according to a shareholders’ list provided by our transfer agent. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name. Our transfer agent is Empire Stock Transfer with an address at 1859 Whitney Mesa Dr. Henderson, Nevada, 89014 and their phone number is 702-818-5898.

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

Recent Sales of Unregistered Securities

On October 6, 2020, we issued a total of 1,780,084 shares of our common stock at a deemed value of $0.36 per shares to settle outstanding indebtedness of $640,830 with the Company’s CEO, CFO and a director.

The shares were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Regulation S of the Securities Act, on the basis of representations that the debt holders were not “US Persons” (as that term is deﬁned in Regulation S) and were not in the United States at the time they received the shares. The Company did not engage in any form of “directed selling efforts” (as that term is defined in Regulation S) in connection with the issuance of the shares for debt.

ITEM 6: SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary of financial condition

Table 2: Comparison of financial condition

	October 31, 2020	October 31, 2019
Working capital deficit	$(501,033)	$(608,524)
Current assets	$20,937	$48,553
Total liabilities	$521,970	$721,336
Common stock and additional paid in capital	$7,190,431	$5,591,386
Deficit	$(7,750,080)	$(7,264,164)
Accumulated other comprehensive income	$58,829	$46,339

Results of operations

YEARS ENDED OCTOBER 31, 2020 AND 2019

Our operating results for the years ended October 31, 2020 and 2019 and the changes in our operating results between them are summarized in the Table 3 below.

Table 3: Summary

	Year ended October 31,		Percentage increase /
	2020	2019	(decrease)
Revenue	$17,401	$-	n/a
Operating expenses	(472,142)	(716,438)	(34)%
Foreign exchange	4,513	1,856	143%
Interest expense	(12,887)	(11,674)	10%
Impairment of deposits	(22,801)	-	n/a
Loss on conversion of debt	-	(115,000)	(100)%
Net loss	(485,916)	(841,256)	(42)%
Translation to reporting currency	12,490	(4,089)	405%
Comprehensive loss	$(473,426)	$(845,345)	(44)%

Revenue

During the year ended October 31, 2020, we started generating revenue from our SMART Systems software licensing and maintenance of the applications required to run SMART Systems. Our first customer is Duesey Coffee and Chocolates Sdn Bhd (“Duesey Coffee”), of which Mr. Lim Hun Beng, our CEO and President, is a 50% shareholder. In addition, we started generating revenue from WeChat Online product, which was developed specifically for Duesey Coffee in P.R. China, and is being managed by Shanghai Duesenberg Marketing Planning Co Ltd. Due to current market uncertainty associated with COVID-19 we agreed to bill our customers set monthly fees for these services without entering into any termed contracts, which will allow us or our customers to cancel the services any time. Duesey Coffee agreed to a monthly fee of 10,000 Malaysian Ringgit (approximately USD$2,350), Shanghai Duesenberg Marketing Planning Co Ltd. agreed to a monthly fee of USD$1,000.

During the year ended October 31, 2020, we generated $17,401 in revenue from our SMART Systems and WeChat Online product (2019 - $Nil).

Operating Expenses

Our operating expenses for the years ended October 31, 2020 and 2019 consisted of the following:

Table 4: Changes in operating expenses

	Year ended October 31,		Percentage increase /
	2020	2019	(decrease)
Operating expenses:
Accounting	$16,078	$18,541	(13)%
Amortization	4,353	4,901	(11)%
General and administrative expenses	59,997	56,437	6%
Management fees	24,000	29,333	(18)%
Professional fees	14,242	12,143	17%
Regulatory and filing	32,827	28,899	14%
Salaries and wages	295,579	338,119	(13)%
Software development costs	14,629	200,333	(93)%
Travel and entertainment	10,437	27,732	(62)%
Total operating expenses	$472,142	$716,438	(34)%

Our operating expenses decreased by $244,296, or 34%, from $716,438 for the year ended October 31, 2019, to $472,142 for the year ended October 31, 2020. The most significant expense item that contributed to our operating expenses was associated with salaries and wages we incurred through our subsidiaries in Malaysia and Hong Kong, which totaled $295,579 and were mainly associated with salaries and reimbursable expenses we accrued to our CEO and CFO (2019 - $338,119). The second largest expense was associated with general and administrative costs of $59,997 (2019 - $56,437), of which administrative fees accounted for $44,580 (2019 - $45,160). Regulatory and filing fees totaled $32,827, an increase of $3,928, as compared to $28,899 we incurred in comparative period.

In addition to the above expenses, we incurred $24,000 in management fees, a decrease of $5,333, as compared to $29,333 we incurred during the year ended October 31, 2019. Our travel and entertainment expenses decreased by $17,295 to $10,437 we incurred during the year ended October 31, 2020, as compared to $27,732 we incurred in our Fiscal 2019; these decreases were associated with reduced travel requirements associated with COVID-19 travel bans imposed by various federal governments. Our professional fees increase by $2,099 from $12,143 to $14,242. During the year ended October 31, 2020, we recorded $4,353 in amortization on equipment that we purchased for Vgrab Malaysia’s operations (2019 - $4,901). Our accounting fees decreased by $2,463, from $18,541 we incurred during the year ended October 31, 2019, to $16,078 we incurred during the year ended October 31, 2020.

Other Items

During the year ended October 31, 2020, we recorded a $22,801 impairment on deposit paid by our subsidiary, VGrab Asia, to a vendor, as underlying agreement to supply certain commodities the Company acquired  for trading fell through (2019 - $Nil); $4,513 (2019 - $1,856) in realized foreign exchange gains associated with the fluctuation in foreign exchange rates between the US, Canadian, Malaysian and Hong Kong currencies; and $12,887 (2019 - $11,674) in interest associated with our liabilities under the notes payable we issued to our debt holders.

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

Based upon our current plans, we expect to incur operating losses in future periods. At October 31, 2020, we had a working capital deficit of $501,033 and accumulated losses of $7,750,080 since inception. These factors raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we will be able to generate significant revenues in the future. The consolidated financial statements included with this Annual Report on Form 10-K do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern. Therefore, we may be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

INTERNAL AND EXTERNAL SOURCES OF LIQUIDITY

Table 5: Working Capital

	At October 31, 2020	At October 31, 2019
Current assets	$20,937	$48,553
Current liabilities	(521,970)	(657,077)
Working capital deficit	$(501,033)	$(608,524)

During the year ended October 31, 20120, our working capital deficit decreased by $107,491, from $608,524 at October 31, 2019, to $501,033 at October 31, 2020. The decrease in working capital deficit was primarily related to the conversion of $640,830 we owed to our management team for wages and management fees into 1,780,084 shares of our common stock. These changes were in part offset by reclassification of $67,429 we owed under a note payable and accrued interest thereon due on August 31, 2021 from long-term liabilities to current liabilities.

Table 6: Cash Flows

	At October 31, 2020	At October 31, 2019
Net cash used in operating activities	$(159,889)	$(236,594)
Net cash used in investing activities	-	(5,515)
Net cash provided by financing activities	151,773	243,948
Effect of exchange rate changes on cash	25	3
Net increase/(decrease) in cash	$(8,091)	$1,842

Net cash used in operating activities. During the year ended October 31, 2020, we used $159,889 to support our operating activities. This cash was used to cover our cash operating expenses of $447,005, to increase our receivables by $3,016, and to pay $334 towards our future expenses. These uses of cash were offset by $53,290 increase in amounts due to related parties for reimbursable expenses, by $216,592 increase to accrued salaries payable to our CEO and CFO, and a $20,584 increase to our accounts payable and accrued liabilities.

During the year ended October 31, 2019, we used $236,594 to support our operating activities. This cash was used to cover our cash operating expenses of $683,147, and to pay $23,128 towards our future expenses. These uses of cash were offset by $34,044 increase in amounts due to related parties for reimbursable expenses, and by $212,941 increase to accrued salaries payable to our CEO and CFO. In addition, a $222,541 increase to our accounts payable and accrued liabilities and $154 decrease in GST recoverable further decreased cash used in operations.

Non-cash operating activities. During the year ended October 31, 2020, we recorded $22,801 in impairment of our deposits, and $1,130 in foreign exchange fluctuation between the US, Canadian, Malaysian, and Hong Kong currencies. We recorded $8,966 in interest on our notes payable to Hampshire Avenue and $3,921 in interest on CAD$83,309 note payable due on August 31, 2021. In addition, we recorded $4,353 in amortization of our office equipment.

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

Net cash used in investing activities. During the year ended October 31, 2019, we used $5,515 to acquire computer and office equipment for our operations in Malaysia. We did not have any investing activities in our Fiscal 2020 year.

Net cash provided by financing activities. During the year ended October 31, 2020, we received $151,773 under loan agreements with Hampshire Avenue. The loans bear interest at 4% per annum, are unsecured and payable on demand.

During the year ended October 31, 2019, we received $243,948 under loan agreements with Hampshire Avenue. The loans bear interest at 4% per annum, are unsecured and payable on demand.

Non-cash financing activities. During the year ended October 31, 2020, we agreed to convert $640,830 we owed to our management team as at July 31, 2020, for salaries and reimbursable expenses as well as for management fees into 1,780,084 shares of our common stock at a deemed price of $0.36 per share. At the time of conversion our shares traded at $0.48, therefore we recognized $213,610 as decrease to our paid-in capital.

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

On July 31, 2019, we reached an agreement with one of our service providers to extend repayment of $64,259 we owed to the vendor until December 31, 2020, which we subsequently extended to August 31, 2021. The vendor agreed to extend the repayment in exchange for 6% annual interest accrued on the principal and compounded monthly. As at October 31, 2020, the full balance owed under this note payable, being $67,429 was reclassified to current liability.

Capital Resources

Our ability to continue the development and marketing of the VGrab Applications, SMART Systems, and VGrab WeChat Application, as well as commencement of Duesenberg EV development, is subject to our ability to obtain the necessary funding. We expect to raise funds through sales of our debt or equity securities. We have no committed sources of capital. If we are unable to raise funds as and when we need them, we may be required to curtail, or even to cease, our operations.

As of October 31, 2020, we had cash on hand of $11,715 and working capital deficit of $501,033, which raises substantial doubt about our continuation as a going concern. We plan to mitigate our losses in future years by controlling our operating expenses and actively seeking new distribution channels for our VGrab products. We cannot provide assurance that we will be successful in generating additional capital to support our development. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Contingencies and Commitments

We had no contingencies at October 31, 2020.

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

The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies.  As an “emerging growth company,” we may, under Section 7(a)(2)(B) of the Securities Act, delay adoption of new or revised accounting standards applicable to public companies until such standards would otherwise apply to private companies. We may take advantage of this extended transition period until the first to occur of the date that we (i) are no longer an “emerging growth company” or (ii) affirmatively and irrevocably opt out of this extended transition period. We have elected to take advantage of the benefits of this extended transition period. Our consolidated financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards. Until the date that we are no longer an “emerging growth company,” affirmatively and irrevocably opt out of the exemption provided by Securities Act Section 7(a)(2)(B), or upon issuance of a new or revised accounting standard that applies to our financial statements and that has a different effective date for public and private companies, we will disclose the date on which adoption is required for non-emerging growth companies and the date on which we will adopt the recently issued accounting standard.

Our significant accounting policies are disclosed in the notes to the audited consolidated financial statements for the year ended October 31, 2020. The following accounting policies have been determined by our management to be the most important to the portrayal of our financial condition and results of operation:

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

Foreign Currency Translation and Transaction

The Parent Company’s functional currency is the Canadian dollar, VGrab Malaysia’s functional currency is Malaysian Ringgit, and Vgrab Asia’s functional currency is Hong Kong dollar, the Company’s reporting currency is the United States dollar. VGrab International’s and Duesenberg NV functional and reporting currencies are the United States dollar. The Company translates assets and liabilities to US dollars using year-end exchange rates, and translates revenues and expenses using average exchange rates during the period. Gains and losses arising on translation to the reporting currency are included in the other comprehensive income.

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

At October 31, 2020, we had $2,924 in cash on deposit with a large chartered Canadian bank, $8,478 in cash on deposits with a bank in Malaysia, and $313 in cash on deposits with a bank in Hong Kong. As part of our cash management process, we perform periodic evaluations of the relative credit standing of these financial institutions.  We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Duesenberg Technologies Inc. (formerly VGrab Communications Inc.)

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Duesenberg Technologies Inc. (the “Company”) as of October 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ deficit and cash flows, for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ DMCL

DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED PROFESSIONAL ACCOUNTANTS

We have served as the Company’s auditor since 2010

Vancouver, Canada

January 29, 2021

DUESENBERG TECHNOLOGIES INC.

(FORMERLY VGRAB COMMUNICATIONS INC.)

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	October 31, 2020	October 31, 2019

ASSETS

Current assets
Cash	$11,715	$19,806
Receivables	3,834	827
Prepaids	5,388	27,920
Total current assets	20,937	48,553

Equipment	213	4,559
Total assets	$21,150	$53,112

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$69,525	$43,520
Accrued liabilities	13,366	19,380
Due to related parties	371,650	594,177
Notes payable	67,429	-
	521,970	657,077

Long-term debt	-	64,259
Total liabilities	521,970	721,336

Stockholders’ deficit
Common stock, no par value, unlimited number authorized, 43,892,801 and 35,513,838 issued and outstanding at October 31, 2020 and 2019, respectively	7,171,032	5,358,377
Additional paid-in capital	19,399	233,009
Obligation to issue shares	-	958,215
Accumulated other comprehensive income	58,829	46,339
Deficit	(7,750,080)	(7,264,164)
Total stockholders’ deficit	(500,820)	(668,224)
Total liabilities and stockholders’ deficit	$21,150	$53,112

The accompanying notes are an integral part of these consolidated financial statements.

DUESENBERG TECHNOLOGIES INC.

(FORMERLY VGRAB COMMUNICATIONS INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

	Year ended October 31,
	2020	2019

Revenue	$17,401	$-

Operating expenses
Accounting	16,078	18,541
Amortization	4,353	4,901
General and administrative expenses	59,997	56,437
Management fees	24,000	29,333
Professional fees	14,242	12,143
Regulatory and filing	32,827	28,899
Salaries and wages	295,579	338,119
Software development costs	14,629	200,333
Travel and entertainment	10,437	27,732
	(472,142)	(716,438)
Other items
Loss on debt conversion	-	(115,000)
Foreign exchange	4,513	1,856
Impairment of deposits	(22,801)	-
Interest expense	(12,887)	(11,674)
Net loss	(485,916)	(841,256)

Translation to reporting currency	12,490	(4,089)
Comprehensive loss	$(473,426)	$(845,345)

Loss per share - basic and diluted	$(0.01)	$(0.02)

Weighted average number of shares outstanding:	41,013,936	35,513,838

The accompanying notes are an integral part of these consolidated financial statements.

DUESENBERG TECHNOLOGIES INC.

(FORMERLY VGRAB COMMUNICATIONS INC.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(EXPRESSED IN US DOLLARS)

	Common Stock
	Shares	Amount	Obligation to Issue Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit	Total

Balance at October 31, 2018	35,513,838	$5,358,377	$-	$123,093	$50,428	$(6,422,908)	$(891,010)

Obligation to issue shares for services	-	-	29,333	-	-	-	29,333
Obligation to issue shares for debt	-	-	928,882	109,916	-	-	1,038,798
Translation to reporting currency	-	-	-	-	(4,089)	-	(4,089)
Net loss	-	-	-	-	-	(841,256)	(841,256)
Balance at October 31, 2019	35,513,838	5,358,377	958,215	233,009	46,339	(7,264,164)	(668,224)

Common shares issued for services	133,333	29,333	(29,333)	-	-	-	-
Common shares issued for debt	6,465,546	928,882	(928,882)	-	-	-	-
Common shares issued for debt	1,780,084	854,440	-	(213,610)	-	-	640,830
Translation to reporting currency	-	-	-	-	12,490	-	12,490
Net loss	-	-	-	-	-	(485,916)	(485,916)
Balance at October 31, 2020	43,892,801	$7,171,032	$-	$19,399	$58,829	$(7,750,080)	$(500,820)

The accompanying notes are an integral part of these consolidated financial statements.

DUESENBERG TECHNOLOGIES INC.

(FORMERLY VGRAB COMMUNICATIONS INC.)

CONSOLIDATED STATEMENT OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

	Year ended October 31,
	2020	2019
Cash flow used in in operating activities
Net loss	$(485,916)	$(841,256)
Adjustments to reconcile net loss to net cash used in operating activities
Accrued interest on related party notes	8,966	10,720
Accrued interest on long-term debt	3,921	954
Amortization	4,353	4,901
Management fees, non-cash	-	29,333
Loss on debt conversion	-	115,000
Foreign exchange	(1,130)	(2,798)
Impairment of deposits	22,801	-
Changes in operating assets and liabilities
Receivables	(3,016)	154
Prepaids	(334)	(23,128)
Accounts payable and accrued liabilities	20,584	222,541
Due to related parties	53,290	34,044
Accrued salaries due to related parties	216,592	212,941
Net cash used in operating activities	(159,889)	(236,594)

Cash flows used in investing activities
Purchase of equipment	-	(5,515)
Net cash used in investing activities	-	(5,515)

Cash flows provided by financing activities
Loans payable to related party	151,773	243,948
Net cash provided by financing activities	151,773	243,948

Effect of exchange rate changes on cash	25	3

Net increase/(decrease) in cash	(8,091)	1,842
Cash, beginning	19,806	17,964
Cash, ending	$11,715	$19,806

The accompanying notes are an integral part of these consolidated financial statements.

DUESENBERG TECHNOLOGIES INC.

(FORMERLY VGRAB COMMUNICATIONS INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2020

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Nature of Operations

On November 1, 2019, Duesenberg Technologies Inc. (formerly, Vgrab Communication Inc.) (the “Company”) incorporated Duesenberg Inc., a Nevada corporation (the “Duesenberg-Nevada”), with a purpose to undertake the development of Electric Vehicles (“EV”) using the Duesenberg brand and its Vgrab Technology and applications based on the Vgrab technology.

On December 23, 2020, the Company changed its name to Duesenberg Technologies Inc. (the “Name Change”). To effect the Name Change, the Company filed a Notice of Alteration with the British Columbia Registrar of Companies. On December 30, 2020, the Company’s common shares commenced trading on the OTC Markets under the new ticker symbol DUSYF.

As of the date of these consolidated financial statements, the Company has the following subsidiaries:

Name	Incorporation	Incorporation Date
Vgrab International Ltd.	Labuan Companies Act 1990, Federal Territory of Labuan, Malaysia	June 24, 2015
Vgrab Communications Malaysia Sdn Bhd	Malaysia Companies Act 2016	May 17, 2018
VGrab Asia Limited	Companies Ordinance, Chapter 622 of the Laws of Hong Kong	February 18, 2019
Duesenberg Inc.	Nevada, USA	November 1, 2019

The Company’s consolidated financial statements are prepared on a going concern basis in accordance with US generally accepted accounting principles (“GAAP”) which contemplate the realization of assets and discharge of liabilities and commitments in the normal course of business. The Company has not generated operating revenues to date, and has accumulated losses of $7,750,080 since inception.  The Company has funded its operations through the issuance of capital stock and debt.  Management plans to raise additional funds through equity and/or debt financing.  There is no certainty that further funding will be available as needed.  These factors raise substantial doubt about the ability of the Company to continue operating as a going concern.  The Company’s ability to continue its operations as a going concern, realize the carrying value of its assets, and discharge its liabilities in the normal course of business is dependent upon its ability to raise new capital sufficient to fund its commitments and ongoing losses, and ultimately on generating profitable operations.

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

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). There were no assets or liabilities measured at fair value on a nonrecurring basis during the years ended October 31, 2020 and 2019.

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

Vgrab International Ltd.’s and Duesenberg Inc’s functional currency is the United States dollar, Vgrab Communications Malaysia Sdn Bhd’s functional currency is Malaysian Ringgit, and VGrab Asia Limited’s functional currency is Hong Kong Dollar. Reporting currency for all subsidiaries is the United States dollar.

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

Equipment

Equipment is stated at cost and is amortized over its estimated useful life on a straight-line basis over 2 years.

NOTE 3 - RELATED PARTY TRANSACTIONS

The following amounts were due to related parties as at:

	October 31, 2020	October 31, 2019
Due to a major shareholder for payments made on behalf of the Company (a)	$1,294	$1,302
Notes payable to a major shareholder (b)	300,818	138,529
Due to the Chief Executive Officer (“CEO”) and Director of the Company (a)	39,393	269,381
Due to the Chief Financial Officer (“CFO”) and Director of the Company (a)	24,145	184,965
Due to a Director of the Company (a)	6,000	-
Total due to related parties	$371,650	$594,177

(a) Amounts are unsecured, due on demand and bear no interest.

(b) Amounts are unsecured, due on demand and bear interest at 4%.

During the year ended October 31, 2020, the Company recorded $8,966 (2019 - $10,720) in interest expense associated with its liabilities under the notes payable issued to the major shareholder.

During the year ended October 31, 2020, the Company received $156,740 (2019 - $313,663) in exchange for the notes payable to Hampshire Avenue SDN BHD (“Hampshire Avenue”), a parent company of Hampshire Capital Limited and Hampshire Infotech SDN BHD. The loans bear interest at 4% per annum, are unsecured and payable on demand. During the same period the Company repaid $4,967 (2019 - $69,601) in loans advanced from Hampshire Avenue. During the fourth quarter of the Company’s Fiscal 2019, Hampshire Avenue SDN BHD agreed to convert a total of $263,798, consisting of principal amount of $258,244 and interest accrued of $5,554 into 1,465,546 shares of the Company’s common stock at $0.18 per share. These shares were issued on January 8, 2020 (Note 6).

During the year ended October 31, 2020, the Company incurred $120,329 (2019 - $119,798) in wages and salaries to Mr. Lim Hun Beng, the Company’s CEO, President and director, in addition, the Company incurred $26,256 (2019 - $28,798) in reimbursable expenses with Mr. Lim. On October 6, 2020, the Company’s board of directors approved a conversion of the amounts owed to Mr. Lim as at July 31, 2020, to shares of its common stock. As such, the Company issued to Mr. Lim 1,029,803 shares at $0.36 per share to extinguish $370,729 it owed to Mr. Lim as at July 31, 2020. The Company recorded $123,576 as loss on conversion of debt, which was recorded as part of additional paid-in capital for the year ended October 31, 2020.

During the year ended October 31, 2020, the Company incurred $96,263 (2019 - $95,838) in wages and salaries to Mr. Liong Fook Weng, the Company’s CFO and director, in addition, the Company incurred $3,034 (2019 - $5,247) in reimbursable expenses with Mr. Liong. On October 6, 2020, the Company’s board of directors approved a conversion of the amounts owed to Mr. Liong as at July 31, 2020, to shares of its common stock. As such, the Company issued to Mr. Liong 700,281 shares at $0.36 per share to extinguish $252,101 it owed to Mr. Liong as at July 31, 2020. The Company recorded $84,034 as loss on conversion of debt, which was recorded as part of additional paid-in capital for the year ended October 31, 2020.

During the year ended October 31, 2020, the Company incurred $24,000 (2019 - $29,333) in management fees to its director, Mr. Ong See-Ming. On October 6, 2020, the Company’s board of directors approved a conversion of the amounts owed to Mr. Ong as at July 31, 2020, to shares of its common stock. As such, the Company issued to Mr. Ong 50,000 shares at a deemed price of $0.36 per share to extinguish $18,000 it owed to Mr. Ong as at July 31, 2020. The Company recorded $6,000 as loss on conversion of debt, which was recorded as part of additional paid-in capital for the year ended October 31, 2020.

During the year ended October 31, 2020, a non-arms’ length entity paid the Company $14,375 in revenue for its SMART Systems software licensing and maintenance of the applications required to run SMART Systems. An arm’s length entity paid the Company $3,026 in revenue for its WeChat Online product.

NOTE 4 - EQUIPMENT

Changes in the net book value of the equipment at October 31, 2020 and 2019 are as follows:

	October 31, 2020	October 31, 2019
Book value, beginning of the year	$4,559	$3,931
Changes during the period	-	5,515
Amortization	(4,353)	(4,901)
Foreign exchange	7	14
Book value, end of the year	$213	$4,559

NOTE 5 - NOTES PAYABLE

On July 31, 2019, one of the vendors of the Company agreed to defer repayment of CAD$83,309 the Company owed to the vendor. The deferred amount accrues interest at 6% per annum compounded monthly, is unsecured, and is payable on or after August 31, 2021.

During the year ended October 31, 2020, the Company accrued $3,921 in interest on the note payable (2019 - $954). As at October 31, 2020, the Company owed a total of $67,429 under note payable (2019 - $64,259).

NOTE 6 - COMMON STOCK

Shares issued during the year ended October 31, 2020

During the year ended October 31, 2020, the Company’s management agreed to convert a total of $640,830, representing a balance the Company owed to them as at July 31, 2020, into shares of the Company’s common stock (Note 3).

The conversion of debt to shares was as follows:

Description	Amount converted	Number of shares issued	Fair market value of issued shares	Loss on conversion of debt
Shares issued on conversion of debt owed to the CEO and President	$ 370,729	1,029,803	$ 494,305	$ 123,576
Shares issued on conversion of debt owed to the CFO	252,101	700,281	336,135	83,034
Shares issued on conversion of debt owed to a director	18,000	50,000	24,000	6,000
Total	$ 640,830	1,780,084	$ 854,440	$ 213,610

(1)  The $213,610 loss on conversion of debt to shares was recorded as part of additional paid-in capital.

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

The conversion of debt to shares was as follows:

Description	Amount converted	Number of shares issued(3)	Fair market value of issued shares	Loss/(gain) on conversion of debt
Shares issued for non-interest-bearing loan	$ 100,000	1,000,000	$ 205,000	$ 105,000
Shares issued for services	560,000	4,000,000	570,000	10,000
Shares issued for advances with related party (Note 3)(2)	263,798	1,465,546	153,882	(109,916)
Total	$ 923,798	6,465,546	$ 928,882	$ 5,084

(2)  Gain on conversion of debt to shares with related party was recorded as part of additional paid-in capital; therefore, the Company expensed $115,000 as loss on conversion of debt.

(3)  The above shares were issued on January 8, 2020.

During the years ended October 31, 2020 and 2019, the Company did not have any warrants or options issued and exercisable.

NOTE 7 - INCOME TAXES

The Company has established a valuation allowance against its federal and state deferred tax assets due to the uncertainty surrounding the realization of such assets as evidenced by the cumulative losses from operations through October 31, 2020. Management periodically evaluates the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that deferred assets are realizable, the valuation allowance will be reduced accordingly and recorded as a tax benefit.

A reconciliation of income taxes at statutory rates is as follows:

	Year ended October 31,
	2020	2019
Loss before income taxes	$(485,916)	$(841,256)
Statutory tax rate	27%	27%
Expected recovery of income taxes	(131,000)	(227,000)
Non-deductible expenses	393,000	(121,000)
Share issue costs	-	-
Effect of foreign exchange	1,000	(2,000)
Change in valuation allowance	(263,000)	362,000
Effect of change in tax rates	-	(12,000)
	$-	$-

The Company’s tax-effected deferred income tax assets are estimated as follows:

	Year ended October 31,
	2020	2019
Share issuance costs	$-	$5,000
Non-capital losses carried forward	415,000	673,000
Mineral properties	8,000	8,000
Less: Valuation allowance	(423,000)	(686,000)
	$-	$-

The Company has non-capital losses carried forward of approximately $1,537,000 which will expire from 2031 to 2040.

NOTE 8 - SUBSEQUENT EVENTS

Subsequent to October 31, 2020, the Company entered into a general services agreement (the “Agreement”) with an arms-length automotive design house (the “Consultant”) to commence design and development of the prototype electric car. Pursuant to the Agreement the Company agreed to pay the Consultant $2,056,000 based on certain deliverables. The Agreement is in force until July 31, 2021, subject to an earlier termination or subsequent extension if agreed by both parties.

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

Our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of October 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the assessment, our Chief Executive Officer and Chief Financial Officer determined that, as of October 31, 2020, our internal control over financial reporting was not effective due to limited segregation of duties.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the fourth quarter of the last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Table 7 contains certain information regarding our directors, executive officers and key personnel.

Table 7: Directors and officers

Name	Age	Position
Lim, Hun Beng	63	Director, Chief Executive Officer, and President
Liong, Fook Weng	49	Director, Chief Financial Officer, Secretary, and Treasurer
Ong, See-Ming	61	Director

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

Mr. Ong, See-Ming was born in Singapore but spent his formative years in the U.K. After going to school in London and graduating from Oxford University with a degree in Oriental Studies, Mr. Ong started his banking career in the City of London. Initially, he worked as a portfolio manager, but later relocated back to Singapore and specialized in wealth management. Mr. Ong has held senior positions with Standard Chartered, Barclays and Societe Generale. He now travels extensively throughout South East Asia providing corporate advisory services to startup businesses and holds personal stakes in some of these companies.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act and the rules thereunder require our officers and directors, and persons who own more than 10% of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies.  To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, the following persons have, during the fiscal year ended October 31, 2020, failed to file, on a timely basis, the reports required by Section 16(a) of the Exchange Act:

•Mr. Ong, a member of our Board of Directors was appointed as our director on August 14, 2017.  Mr. Ong filed his Form 3 reflecting his status as a director of the Company on June 4, 2020.

•On June 4, 2020, Mr. Ong filed Forms 4 to reflect the following transactions:

•August 23, 2017: acquisition of 20,000 shares in a private transaction

•December 5, 2017: acquisition of 20,000 shares in a private transaction

•February 7, 2019: acquisition of 10,000 shares in a private transaction

•November 4, 2019: 133,333 shares issued by the Company in recognition of Mr. Ong’s past services as director of the Company

•December 30, 2019: acquisition of 20,000 shares in a private transaction

•On October 9, 2020, Mr. Ong filed Forms 4 to reflect the following transactions:

•February 7, 2020: acquisition of 500,000 shares in a private transaction

•October 6, 2020: conversion of $18,000 the Company owed Mr. Ong on account of management fees to 50,000 shares of our common stock.

•Mr. Lim, a member of our Board of Directors, CEO and President, is a beneficial owner of the shares held in the name of Hampshire Avenue, Hampshire Infotech, and Hampshire Capital Limited (collectively Hampshire Group).

On November 6, 2020, Mr. Lim filed Forms 4 reflecting the following private transactions:

•May 29, 2019 - sale of 500,000 shares by Hampshire Infotech SDN BHD

•October 31, 2019 - conversion of $263,798 to 1,465,546 shares at $0.18/share. The shares were issued to Hampshire Avenue on January 8, 2020

•February 6, 2020 - sale of 1,394,951 shares by Hampshire Infotech SDN BHD

•February 7, 2020 - sale of 500,000 shares by Hampshire Infotech SDN BHD

•May16, 2020 - sale of 20,000 shares by Hampshire Avenue

•May 22, 2020 - sale of 25,000 shares by Hampshire Avenue

•June 24, 2020 - sale of 20,000 shares by Hampshire Avenue

•October 6, 2020 - conversion of $370,729 to 1,029,803 shares at $0.36/share. The shares were issued to Mr. Joe Lim personally

•Hampshire Avenue did not file the following transactions:

•June 22, 2020 - sale of 285,546 shares

•October 5, 2020 - sale of 150,000 shares

•Mr. Liong, a member of our Board of Directors and CFO was late filing receipt of 700,281 shares on conversion of $252,101 the Company owed him on account of unpaid salary and reimbursable expenses. The shares were issued to Mr. Liong on October 6, 2020, Form 4 was filed on October 15, 2020.

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

ITEM 11: EXECUTIVE COMPENSATION

Table 8 summarizes all compensation for the 2020 and 2019 fiscal years received by our Chief Executive Officer, our two most highly compensated executive officers who earned more than $100,000 and up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of the last completed fiscal year (collectively, the “Named Executive Officers”).

Table 8: Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Lim, Hun Beng (1)	2020	120,329	nil	nil	nil	nil	nil	26,256	146,586
CEO, CFO, President and Director	2019	119,798	nil	nil	nil	nil	nil	28,798	148,595
Liong, Fook Weng (2)	2020	96,263	nil	nil	nil	nil	nil	3,034	99,297
Director, CFO, Secretary, and Treasurer	2019	95,838	nil	nil	nil	nil	nil	5,247	101,085

Notes:

1.Mr. Lim was appointed as a member of our Board of Directors on July 19, 2016 and President and CEO on December 5, 2017.

2.Mr. Liong was appointed as a member of our Board of Directors, CFO, Corporate Secretary and Treasurer on December 5, 2017.

Employment Agreements

Mr. Lim, Hun Beng, provides his services as the Chief Executive Officer and President of the Company under an employment agreement with Vgrab Malaysia (up to April 30, 2020) and with Vgrab Asia (from May 1, 2020, and up to the date of this Annual Report). Under the terms of the employment agreement, the Company agreed to hire Mr. Lim as the Company’s CEO and President and agreed to pay Mr. Lim an annual salary of USD$120,000. The terms of the employment agreement provide that in addition to the annual salary, the Company will pay Mr. Lim a monthly out-of-pocket allowance of approximately $2,400 (RM10,000), and an annual bonus equivalent to a minimum 100% annual base salary, which bonus will be based on the achievement of certain performance milestones predetermined by the Company’s board of directors. As of the date of the filing of this Annual Report on Form 10-K, the performance milestones were not attained, therefore the Company did not record any bonuses payable to Mr. Lim.

Mr. Liong, Fook Weng, provides his services as the Chief Financial Officer, Secretary and Treasurer of the Company under an employment agreement with Vgrab Malaysia (up to April 30, 2020) and with Vgrab Asia (from May 1, 2020, and up to the date of this Annual Report). Under the terms of the employment agreement, the Company agreed to hire Mr. Liong as the Company’s CFO and agreed to pay Mr. Liong an annual salary of USD$96,000. The terms of the employment agreement provide that in addition to the annual salary, the Company will reimburse Mr. Liong for all reasonable out of pocket expenses, and an annual bonus equivalent to a minimum 100% annual base salary, which bonus will be based on the achievement of certain performance milestones predetermined by the Company’s board of directors. As of the date of the filing of this Annual Report on Form 10-K, the performance milestones were not attained, therefore the Company did not record any bonuses payable to Mr. Liong.

Outstanding Equity Awards at Fiscal Year End

As at October 31, 2020, we did not have any outstanding equity awards.

We have no plans that provide for the payment of retirement benefits, or benefits that will be paid primarily following retirement, including but not limited to tax-qualified defined benefit plans, supplemental executive retirement plans, tax-qualified defined contribution plans and nonqualified defined contribution plans.

We do not have a compensation committee.

DIRECTOR COMPENSATION

During the year ended October 31, 2020, Mr. Ong, See-Ming served as an independent director of the Company. Table 9 summarizes all compensation for the 2020 and 2019 fiscal years received by Mr. Ong. Compensation paid to directors who were also named executive officers during our October 31, 2020, fiscal year is set out in the Table 8 above.

Table 9: Summary Director Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Ong, See-Ming(1)	2020	nil	nil	nil	nil	nil	nil	24,000	24,000
Director	2019	nil	nil	29,333	nil	nil	nil	nil	29,333

(1) During the year ended October 31, 2020, we accrued $24,000 on account of management fees payable to Mr. Ong for his services. During the year ended October 31, 2019, we issued Mr. Ong 133,333 shares of our common stock in recognition of his services as a director of the Company.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Table 10 presents, as of January 29, 2021, information regarding the beneficial ownership of our common stock with respect to each of our executive officers, each of our directors, each person known by us to own beneficially more than 5% of the common stock, and all of our directors and executive officers as a group.  Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power over securities. Each individual or entity named has sole investment and voting power with respect to the shares of common stock indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted.

Table 10: Security ownership

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Shares (1)
Security Ownership, Directors and Officers
Common Shares	LIM HUN BENG	21,994,803(2)	50.11%
	21 Denai Endau 3, Seri Tanjong Tokong	Direct and Indirect
	10470 Georgetown, Penang, Malaysia
Common Shares	LIONG, FOOK WENG	700,281	1.60%
	No 5, Jalan 2M, Anggun 2,	Direct	n/a
	Rawang 48000, Selangor D.E, Malaysia
Common Shares	ONG, SEE-MING	883,333	2.01%
	38 Lengkong Tiga,	Direct
	Singapore 417446
Common Shares	All Officers and Directors as a Group	23,578,417	53.72%

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Shares (1)
Security Ownership, 5% Shareholders
Common Shares	HAMPSHIRE CAPITAL LTD.	20,000,000(2)	45.57%
	Kensington Gardens, No. U1317. Lot 7616	Direct
	Jalan Jumidar Buyong, 87000, Labuan F.T. Malaysia
Common Shares	HAMPSHIRE AVENUE SDN. BHD.	20,965,000(2)	47.76%
	Kensington Gardens, No. U1317. Lot 7616	Indirect
	Jalan Jumidar Buyong,
	87000, Labuan F.T. Malaysia
Common Shares	LIM HUN BENG	21,994,803(2)	50.11%
	21 Denai Endau 3, Seri Tanjonk Tokong	Direct and Indirect
	10470 Georgetown, Penang, Malaysia

Notes:

1.Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of our shares actually outstanding on January 29, 2021.  As of January 29, 2021, there were 43,892,801 common shares issued and outstanding.

2.Mr. Lim  is the direct beneficial owner of 1,029,803 shares of our common stock. Hampshire Capital Ltd (“Hampshire”) is the direct beneficial owner of 20,000,000 shares of our common stock. Hampshire Avenue is direct beneficial owner of 965,000 shares of our common stock. Hampshire Avenue is the parent company of Hampshire and Hampshire Infotech, and Mr. Lim, as the executive officer and director of Hampshire Avenue, are the indirect beneficial owners of our securities held directly by Hampshire and Hampshire Infotech, with shared voting and dispositive power over those securities.

Changes in Control

We are not aware of any arrangements that may result in a change in control.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

Our common shares are quoted on the OTC Markets inter-dealer quotation system, which does not have director independence requirements.  For the purpose of determining director independence, we have adopted the independence requirements of Canadian National Instrument 52-110 - Audit Committees (“NI 52-110”) as we are an OTC reporting issuer in the province of British Columbia. NI 52-110 recommends that the Board of Directors of a public company be constituted with a majority of individuals who qualify as “independent” directors. An “independent” director is a director who has no direct or indirect material relationship with us. A material relationship is a relationship, which could, in the view of the Board of Directors, reasonably interfere with the exercise of a director’s independent judgment. None of our directors qualify as independent directors. Mr. Ong, See-Ming holds 2.01% of our common stock. Lim, Hun Beng is not an independent director as, in addition to being our CEO and President, he beneficially holds 50.11% of our common stock. Mr. Liong, Fook Weng is not an independent director because of his position as CFO, Secretary and Treasurer, he also holds 1.6% of our common stock.

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

Hampshire Avenue SDN BHD

During the past two fiscal years and up to the date of the filing of this Annual Report on Form 10-K, we have entered into the following related party transactions with Hampshire Avenue SDN BHD, a parent company of Hampshire Infotech, our direct shareholder, controlled by Mr. Lim:

•During the year ended October 31, 2020, we received $156,740 as proceeds from the loan agreements with Hampshire Avenue SDN BHD. The loans bear interest at 4% per annum, are unsecured and payable on demand. During the same period, we repaid $4,967 under notes payable issued to Hampshire Avenue.

•During the year ended October 31, 2019, we received $313,663 as proceeds from the loan agreements with Hampshire Avenue SDN BHD. The loans bear interest at 4% per annum, are unsecured and payable on demand. During the same period, we repaid $69,601 under notes payable issued to Hampshire Avenue.

•On October 31, 2019, our board of directors approved conversion of $263,798 we owed to Hampshire Avenue under the 4% notes payable into 1,465,546 shares of our common stock at a deemed price of $0.18 per share. The shares were issued on January 8, 2020

Lim, Hun Beng

During the period from November 1, 2019 to April 30, 2020, Mr. Lim was employed by Vgrab Malaysia, as  of May 1, 2020, the employment agreement was moved to Vgrab Asia without any substantial changes being made to the pay rate or other terms of the employment agreement. Under the terms of the employment agreement, we agreed to pay Mr. Lim an annual salary of $120,000, and provide him with a monthly allowance for out-of-pocket expenses of approximately $2,400 (RM10,000); in addition to the salary we agreed to pay Mr. Lim an annual bonus equivalent to a minimum 100% annual base salary, which bonus will be based on the achievement of certain performance milestones predetermined by the Company’s board of directors. During the year ended October 31, 2020, we expensed $146,586 (2019 - $148,595) in salary and reimbursable expenses with Mr. Lim. On October 6, 2020, Mr. Lim agreed to convert $370,729 the Company owed to him as at July 31, 2020, on account of unpaid salary and reimbursable expenses  to 1,029,803 shares of the Company’s common stock at a deemed price of $0.36 per share. The Company recorded $123,576 as loss on conversion of debt, which was recorded as part of additional paid-in capital for the year ended October 31, 2020. As at October 31, 2020, we owed Mr. Lim a total of $39,393 (2019 - $269,381) in salary and reimbursable expenses. Subsequent to October 31, 2020, we continue to accrue Mr. Lim’s salary based on the above described employment agreement.

Liong, Fook Weng

During the period from November 1, 2019 to April 30, 2020, Mr. Liong was employed by Vgrab Malaysia, as  of May 1, 2020, the employment agreement was moved to Vgrab Asia without any substantial changes being made to the pay rate or other terms of the employment agreement. Under the terms of the employment agreement, we agreed to pay Mr. Liong an annual salary of $96,000 and to reimburse Mr. Liong for all reasonable out-of-pocket expenses; in addition to the salary we agreed to pay Mr. Liong  an annual bonus equivalent to a minimum 100% annual base salary, which bonus will be based on the achievement of certain performance milestones predetermined by the Company’s board of directors. During the year ended October 31, 2020 we expensed $99,297 (2019 - $101,085 ) in salary and reimbursable expenses with Mr. Liong. On October 6, 2020, Mr. Liong agreed to convert $252,101 the Company owed to him as at July 31, 2020, on account of unpaid salary and reimbursable expenses  to 700,281 shares of the Company’s common stock at a deemed price of $0.36 per share. The Company recorded $84,034 as loss on conversion of debt, which was recorded as part of additional paid-in capital for the year ended October 31, 2020. As at October 31, 2020, we owed Mr. Liong a total of $24,145 (2019 - $184,965 ) in salary and reimbursable expenses. Subsequent to October 31, 2020, we continue to accrue Mr. Liong’s salary based on the above described employment agreement.

Ong See-Ming

During the year ended October 31, 2020, we incurred $24,000 (2019 - $29,333) in management fees to Mr. Ong. On October 6, 2020, Mr. Ong agreed to convert $18,000 the Company owed to him as at July 31, 2020, on account of unpaid management fees, into 50,000 common shares of the Company at a deemed price of $0.36 per share. The Company recorded $6,000 as loss on conversion of debt, which was recorded as part of additional paid-in capital for the year ended October 31, 2020. As at October 31, 2020, we owed Mr. Ong a total of $6,000 (2019 - $Nil ) in management fees.

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

2020 - $17,640 - Dale Matheson Carr-Hilton Labonte LLP

2019 - $20,134- Dale Matheson Carr-Hilton Labonte LLP

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2020 - $0 - Dale Matheson Carr-Hilton Labonte LLP

2019 - $0 - Dale Matheson Carr-Hilton Labonte LLP

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2020 - $4,000 - Dale Matheson Carr-Hilton Labonte LLP

2019 - $1,500 - Dale Matheson Carr-Hilton Labonte LLP

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2) and (3) was:

2020 - $0 - Dale Matheson Carr-Hilton Labonte LLP

2019 - $0 - Dale Matheson Carr-Hilton Labonte LLP

Our board of directors pre-approves all audit and permissible non-audit services provided by the independent auditors.  These services may include audit services, audit-related services, tax services and other services.

PART IV

ITEM 15: EXHIBITS

The following table sets out the exhibits either filed herewith or incorporated by reference.

Exhibit	Description
3.1	Notice of Articles.(4)
3.2	Articles.(1)
3.3	Certificate of Continuation.(2)
3.4	Certificate of Change of Name dated January 6, 2014.(4)
3.5	Certificate of Change of Name dated February 11, 2015.(6)
3.6	Certificate of Change of Name dated December 23, 2020.(10)
3.7	Notice of Articles dated December 23, 2020(10)
10.1	Software Purchase Agreement between the Company and Hampshire Capital Limited. dated January 8, 2015.(5)
10.2	Service Agreement between VGrab International Ltd. and Hampshire Infotech SDN BHD dated July 12, 2015.(7)
10.3	Mobile Application Development Agreement between VGrab Asia Ltd. and Mr. Zheng Qing, Mr. Gu Xianwin and Ms. Chen Weijie dated March 5, 2019.(8)
10.4	Debt Settlement Agreement between VGrab Communications Inc. and HG Group Sdn Bhd dated July 9, 2019. (8)
10.5	Debt Settlement Agreement between VGrab Communications Inc. and Chen Weijie dated August 30, 2019. (8)
10.6	Debt Settlement Agreement between VGrab Communications Inc. and Gu Xianwin dated August 30, 2019. (8)
10.7	Debt Settlement Agreement between VGrab Communications Inc. and Zheng Qing dated August 30, 2019. (8)
10.8	Debt Settlement Agreement between VGrab Communications Inc. and Hampshire Avenue Sdn Bhd dated September 2, 2019. (8)
10.9	Debt Settlement Agreement between VGrab Communications Inc. and Liew Choong Kong dated October 3, 2019. (8)
10.10	Debt Settlement Agreement between Mr. Lim Hun Beng and VGrab Communications Inc. dated October 6, 2020. (9)
10.11	Debt Settlement Agreement between Mr. Liong Fook Weng and VGrab Communications Inc. dated October 6, 2020. (9)
10.12	Debt Settlement Agreement between Mr. Ong See Ming and VGrab Communications Inc. dated October 6, 2020. (9)
10.13	General service agreement between Rocket Supreme S.L. and Duesenberg Inc. (11)
16.1	Code of Ethics.(3)
21.1	List of Subsidiaries.
31.1	Certification of CEO pursuant to Rule 13a-14(a) and 15d-14(a).
31.2	Certification of CFO pursuant to Rule 13a-14(a) and 15d-14(a).
32.1	Certification of CEO pursuant to Section 1350 of Title 18 of the United States Code.
32.2	Certification of CFO pursuant to Section 1350 of Title 18 of the United States Code.
99.1	Audit Committee Charter(3)
101

The following consolidated financial statements from the registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2020, formatted in XBRL:

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

(4)Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on January 9, 2014.

(5)Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on January 14, 2015.

(6)Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 17, 2015.

(7)Filed with the SEC as an exhibit to our Annual Report on Form 10-K filed on February 9, 2016.

(8)Filed with the SEC as an exhibit to our Annual Report on Form 10-K filed on January 29, 2020.

(9)Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 9, 2020

(10)Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 30, 2020

(11)Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on January 15, 2021

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 29, 2021

VGRAB COMMUNICATIONS INC.

By:	/s/ Lim Hun Beng
Lim Hun Beng Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

Signature	Title	Date

/s/ Lim Hun Beng
Lim Hun Beng	Chief Executive Officer, (Principal Executive Officer), President and Member of the Board of Directors	January 29, 2021

/s/ Liong Fook Weng
Liong Fook Weng	Chief Financial Officer, (Principal Accounting Officer), and Member of the Board of Directors	January 29, 2021

/s/ Ong, See-Ming
Ong, See-Ming	Member of the Board of Directors	January 29, 2021