Form 10-Q
period 2021-01-31
DUESENBERG TECHNOLOGIES INC.
filed 2021-03-22
CIK 1551887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2021

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to_______

Commission File Number 000-54800

DUESENBERG TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

British Columbia, Canada (State or other jurisdiction of incorporation or organization)	99-0364150 (I.R.S. Employer Identification No.)

No 21, Denai Endau 3, Seri Tanjung, Pinang, 10470 Tanjung Tokong, Penang, Malaysia

(Address of principal executive offices) (Zip Code)

+1-236-304-0299

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of March 22, 2021, the number of shares of the registrant’s common stock outstanding was 44,510,205.

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DUESENBERG TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	January 31, 2021	October 31, 2020

ASSETS

Current assets
Cash	$11,512	$11,715
Receivables	14,777	3,834
Prepaids	15,446	5,388
Total current assets	41,735	20,937

Equipment	-	213
Total assets	$41,735	$21,150

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$678,471	$69,525
Accrued liabilities	6,921	13,366
Due to related parties	550,396	371,650
Notes payable	85,432	67,429
Total liabilities	1,321,220	521,970

Stockholders' deficit
Common stock, no par value, unlimited number authorized, 43,892,801 issued and outstanding at January 31, 2021 and October 31, 2020, respectively	7,171,032	7,171,032
Additional paid-in capital	19,399	19,399
Accumulated other comprehensive income	39,329	58,829
Deficit	(8,509,245)	(7,750,080)
Total stockholders' deficit	(1,279,485)	(500,820)
Total liabilities and stockholders' deficit	$41,735	$21,150

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

DUESENBERG TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Three months ended January 31,
	2021	2020

Revenues	$10,406	$-

Operating expenses
Accounting	5,312	(273)
Amortization	217	1,205
General and administrative expenses	39,233	12,550
Management fees	6,000	6,000
Professional fees	4,614	1,726
Regulatory and filing	4,104	7,542
Research and development costs	616,800	-
Salaries and wages	88,425	71,958
Travel and entertainment	290	3,766
	(764,995)	(104,474)
Other items
Foreign exchange	(4)	(2,840)
Impairment of deposits	-	(22,801)
Interest expense	(4,572)	(2,520)
Net loss	(759,165)	(132,635)

Translation to reporting currency	(19,500)	(7,663)
Comprehensive loss	$(778,665)	$(140,298)

Loss per share - basic and diluted	$(0.02)	$(0.00)

Weighted average number of shares outstanding:	43,892,801	37,257,760

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

DUESENBERG TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Common Stock
	Shares	Amount	Obligation to Issue Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit	Total

Balance at October 31, 2019	35,513,838	$5,358,377	$958,215	$233,009	$46,339	$(7,264,164)	$(668,224)

Common shares issued for services	133,333	29,333	(29,333)	-	-	-	-
Common shares issued for debt	6,465,546	928,882	(928,882)	-	-	-	-
Translation to reporting currency	-	-	-	-	(7,663)	-	(7,663)
Net loss	-	-	-	-	-	(132,635)	(132,635)
Balance at January 31, 2020	42,112,717	$6,316,592	-	233,009	38,676	(7,396,799)	(808,522)

Balance at October 31, 2020	43,892,801	$7,171,032	$-	$19,399	$58,829	$(7,750,080)	$(500,820)

Translation to reporting currency	-	-	-	-	(19,500)	-	(19,500)
Net loss	-	-	-	-	-	(759,165)	(759,165)
Balance at January 31, 2021	43,892,801	$7,171,032	$-	$19,399	$39,329	$(8,509,245)	$(1,279,485)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

DUESENBERG TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Three months ended January 31,
	2021	2020
Cash flow used in operating activities
Net loss	$(759,165)	$(132,635)
Adjustments to reconcile net loss to net cash used in operating activities
Accrued interest on related party notes	3,399	1,550
Accrued interest on notes payable	1,156	970
Amortization	217	1,205
Foreign exchange	1,299	10,549
Impairment of deposits	-	22,801

Changes in operating assets and liabilities
Receivables	(10,889)	(310)
Prepaids	(9,434)	3,748
Accounts payable and accrued liabilities	600,085	(9,966)
Due to related parties	21,255	19,084
Accrued salaries due to related parties	54,585	41,344
Net cash used in operating activities	(97,492)	(41,660)

Cash flows provided by financing activities
Loans payable to related party	82,992	34,647
Advances payable	14,000	754
Net cash provided by financing activities	96,992	35,401

Effect of exchange rate changes on cash	297	71

Net decrease in cash	(203)	(6,188)
Cash, beginning	11,715	19,806
Cash, ending	$11,512	$13,618

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

DUESENBERG TECHNOLOGIES INC.

NOTES TO THE UNAUDITED INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2021

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Nature of Operations

On November 1, 2019, Duesenberg Technologies Inc. (formerly, Vgrab Communication Inc.) (the “Company”) incorporated Duesenberg Inc., a Nevada corporation (the “Duesenberg Nevada”), with a purpose to undertake the development of Electric Vehicles (“EV”) using the Duesenberg brand and its Vgrab Technology and applications based on the Vgrab technology.

On December 23, 2020, the Company changed its name to Duesenberg Technologies Inc. (the “Name Change”). To effect the Name Change, the Company filed a Notice of Alteration with the British Columbia Registrar of Companies. On December 30, 2020, the Company’s common shares commenced trading on the OTC Markets under the new ticker symbol DUSYF.

As of the date of these interim condensed consolidated financial statements, the Company has the following subsidiaries:

Name	Incorporation	Incorporation Date
Vgrab International Ltd.	Labuan Companies Act 1990, Federal Territory of Labuan, Malaysia	June 24, 2015
Vgrab Communications Malaysia Sdn Bhd	Malaysia Companies Act 2016	May 17, 2018
VGrab Asia Limited	Companies Ordinance, Chapter 622 of the Laws of Hong Kong	February 18, 2019
Duesenberg Inc.	Nevada, USA	November 1, 2019

Basis of Presentation

The unaudited interim condensed consolidated financial statements of the Company are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended October 31, 2020, included in the Company’s Annual Report on Form 10-K, filed with the SEC on January 29, 2021. The unaudited interim condensed consolidated financial statements of the Company should be read in conjunction with those financial statements for the year ended October 31, 2020, included in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three-month period ended January 31, 2021, are not necessarily indicative of the results that may be expected for the year ending October 31, 2021.

Going Concern

The Company’s interim condensed consolidated financial statements are prepared on a going concern basis in accordance with GAAP which contemplate the realization of assets and discharge of liabilities and commitments in the normal course of business. To date the Company has generated a total of $27,807 in revenue from its operating activities and has accumulated losses of $8,509,245 since inception.  Continuation of the Company as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and ultimately upon its ability to achieve profitable operations. To date the Company has funded its operations through the issuance of capital stock and debt.  Management plans to continue raising additional funds through equity and/or debt financing.  The outcome of these efforts cannot be predicted with any certainty and raises substantial doubt that the Company will be able to continue as a going concern. These unaudited interim condensed consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

The following amounts were due to related parties as at:

	January 31, 2021	October 31, 2020
Due to a major shareholder for payments made on behalf of the Company(a)	$1,322	$1,294
Notes payable to a major shareholder(b)	395,963	300,818
Due to the Chief Executive Officer (“CEO”) and Director of the Company(a)	77,103	39,393
Due to the Chief Financial Officer (“CFO”) and Director of the Company(a)	49,008	24,145
Due to a Director of the Company(a)	12,000	6,000
Due to the Chief Technical Officer (“CTO”) of the Company’s major subsidiary(a)	7,500	-
Due to the Chief Strategy Officer (“CSO”) of the Company’s major subsidiary(a)	7,500	-
Total due to related parties	$550,396	$371,650

(a) Amounts are unsecured, due on demand and bear no interest.

(b) Amounts are unsecured, due on demand and bear interest at 4% per annum.

During the three-month period ended January 31, 2021, the Company recorded $3,399 (2020 - $1,550) in interest expense associated with its liabilities under the notes payable issued to the major shareholder.

During the three-month period ended January 31, 2021, the Company received $82,992 (2020 - $39,614) in exchange for the notes payable to Hampshire Avenue SDN BHD (“Hampshire Avenue”), a parent company of Hampshire Capital Limited and Hampshire Infotech SDN BHD. The loans bear interest at 4% per annum, are unsecured and payable on demand. During the three-month period ended January 31, 2020, the Company repaid $4,967 in loans advanced from Hampshire Avenue. The Company did not repay any loans during the current period ended January 31, 2021.

During the three-month period ended January 31, 2021, the Company incurred $30,325 (2020 - $30,238) in wages and salaries to Mr. Lim Hun Beng, the Company’s CEO, President, and director. In addition, the Company incurred $7,417 (2020 - $7,269) in reimbursable expenses with Mr. Lim.

During the three-month period ended January 31, 2021, the Company incurred $24,260 (2020 - $24,190) in wages and salaries to Mr. Liong Fook Weng, the Company’s CFO, and director. In addition, the Company incurred $625 (2020 - $843) in reimbursable expenses with Mr. Liong.

During the three-month period ended January 31, 2021, the Company incurred $6,000 (2020 - $6,000) in management fees to its director, Mr. Ong See-Ming.

During the three-month period ended January 31, 2021, the Company incurred $7,500 (2020 - $Nil) in management fees to its CTO, Mr. Ian Thompson.

During the three-month period ended January 31, 2021, the Company incurred $7,500 (2020 - $Nil) in management fees to its CSO, Mr. Brendan Norman.

During the three-month period ended January 31, 2021, a non-arms’ length entity paid the Company $7,373 in revenue from its SMART Systems software licensing and maintenance of the applications required to run SMART Systems.

NOTE 4 - EQUIPMENT

Changes in the net book value of the equipment at January 31, 2021 and at October 31, 2020 are as follows:

	January 31, 2021	October 31, 2020
Book value, beginning of the period	$213	$4,559
Amortization	(217)	(4,353)
Foreign exchange	4	7
Book value, end of the period	$-	$213

NOTE 5 - NOTES PAYABLE

On July 31, 2019, one of the vendors of the Company agreed to defer repayment of CAD$83,309 the Company owed to the vendor. The deferred amount accrues interest at 6% per annum compounded monthly, is unsecured, and is payable on or after August 31, 2021 (the “6% Note Payable”). During the three-month period ended January 31, 2021, the Company accrued $1,060 in interest on the 6% Note Payable (2020 - $970). As at January 31, 2021, the Company owed a total of $71,336 under the 6% Note Payable (2020 - $67,429).

During the three-month period ended January 31, 2021, the Company received $14,000 in exchange for 4% notes payable due on demand (the “4% Notes Payable”). The Company accrued $96 in interest on the 4% Notes Payable (2020 - $Nil). As at January 31, 2021, the Company owed a total of $14,096 under the 4% Notes Payable (2020 - $Nil).

NOTE 6 - COMMON STOCK

During the three-month period ended January 31, 2021, the Company did not have any transactions that would have resulted in issuance of common stock, warrants or options to purchase its equity securities.

NOTE 7 - SUBSEQUENT EVENT

On March 9, 2021, Mr. Lim, the Company’s President, CEO and major shareholder, and Hampshire Avenue, the Company’s major shareholder, agreed to convert a total of $463,053 the Company owed on account of services and cash advances provided to it into 617,404 shares of the Company’s common stock at $0.75 per share. The conversion of debt was approved by the Company’s board of directors on March 15, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q filed by Duesenberg Technologies Inc. contains forward-looking statements. These are statements regarding financial and operating performance and results and other statements that are not historical facts. Words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “may,” and other similar expressions identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements.  Factors that might cause such a difference include, but are not limited to, the following:

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

You are cautioned not to place undue reliance on these forward-looking statements, which relate only to events as of the date on which the statements are made.  Except as required by applicable securities laws, we undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this annual report.  You should refer to and carefully review the information in future documents we file with the Securities and Exchange Commission (the “SEC”).

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

General

You should read this discussion and analysis in conjunction with our unaudited interim condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and related notes for the fiscal year ended October 31, 2020, included in our Annual Report on Form 10-K. The inclusion of supplementary analytical and related information may require us to make estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and the financial position taken as a whole. Actual results may vary from the estimates and assumptions we make.

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

On March 5, 2019, VGrab Asia entered into a mobile application development agreement with a group of private software developers from China (the “Vendor”) to develop a mobile software application (“VGrab WeChat Application”). VGrab WeChat Application is developed for use with smartphones in P.R.China using the WeChat Android and Apple iOS operating systems allowing users to sign up for memberships, deposit money, purchase products, redeem vouchers, upload media promotions onto the smartphones, etc. On August 14, 2019, the VGrab WeChat Application was tested and completed for client usage.

In March of 2020 we completed development of the prototype VGrab vending machine (the “Vending Machine”) and were attempting to organize the first test run before starting a large-scale production and commercialization of the Vending Machines. Prior to COVID-19 measures,  we were expecting to have the first prototype of the Vending Machine installed and operational at a local university by the end of April 2020 with further units to be placed across the university’s campus and other universities across Malaysia. However, due to COVID-19 measures, we were required to postpone the roll-out until the restrictions set to prevent the spread of the virus are lifted and businesses are allowed to resume their normal operations.

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

On January 8, 2021, Duesenberg NV signed an agreement with Rocket Supreme, the Barcelona, Spain automotive design house established by Christopher Reitz. The agreement is the first step towards creating a network of suppliers required to successfully complete the Duesenberg EV development project. As of the date of this Quarterly Report on Form 10-Q, we have received initial ergonomics exterior and interior data sheets and CAS IGES files for the Duesenberg EV. We expect the design of the first Duesenberg EV to be released in late 2021.

In order to support the development and future production of Duesenberg EV, we will require significant financing. As at the date of this Quarterly Report on Form 10-Q we have yet to secure the required financing, and cannot assure the reader that we will be successful in securing the required funding.

Recent Corporate Events

The following corporate developments have occurred during the first quarter ended January 31, 2021, and up to the date of the filing of this Quarterly Report:

Changes in Senior Management of the Company

On January 15, 2021, Duesenberg NV entered into employment agreements (the “Agreements”) with Mr. Brendan Norman, who agreed to assume the position of Chief Strategy Officer with Duesenberg NV, and with Mr. Ian Thompson, who agreed to assume the position of Chief Technical Officer with Duesenberg NV.

Pursuant to the Agreements, Mr. Norman and Mr. Thompson will be entitled to an annual compensation of USD$180,000 each, and to a customary annual bonus equivalent to 100% of the annual compensation. In addition, the Company expects to grant to Mr. Norman and Mr. Thompson options to acquire the Company’s common stock, which options are yet to be granted and are subject to approval by the Company’s board of directors.

The initial terms of the Agreements are for two years and can be renewed for one-year consecutive periods thereafter. Should the Agreements be terminated without reasonable cause, Mr. Norman and Mr. Thompson will be entitled to severance payments equivalent to the remaining salary payable under the initial term of the Agreement, or, if less than 12 months left under the Agreements, to an equivalent of a 12-month base salary then in effect.

Mr. Norman brings to Duesenberg NV extensive experience in the Automotive and Business Development sector. Mr. Norman is currently on the Board of H2X Australia, a sustainable vehicle and heavy equipment company founded on the principles of being absolutely sustainable, using renewable materials, and focused on green hydrogen, green electricity, and on all sources of kinetic energy. Mr. Norman played an instrumental role in setting up Asia-Pacific subsidiaries for such well known automotive giants as Volkswagen Group, BMW Group, and Infiniti. Mr. Norman received his Bachelor of Business (Accounting) degree from Deakin University, Australia in 1992, and Graduate Diploma in Business Systems from Monash University, Australia in 1998.

Mr. Thompson is an experienced and dedicated automotive engineering professional. Mr. Thompson’s areas of expertise are full vehicle design, development, production, type approval, intellectual property and innovation. Mr. Thompson is also on the Board of H2X Australia and comes to Duesenberg NV from Grove Hydrogen Automobiles, having served this company in the position of Chief Engineer since 2018. Prior to this position, Mr. Thompson has worked with various automotive manufacturers, including Rover Group, Group Lotus, Maserati, Alfa Romeo and Karma. During his career he has worked on vehicles like Lotus Elise, Exige, M250, Aston Martin Vanquish, Opel Speedster, Tesla Roadster, Alfa Romeo Julia and Stelvio, and Karma Revero GT. Mr. Thompson received his Bachelor of Science - Mechanical Engineering from Tile Hill College, UK in 1989, and Master of Science in Design, Manufacture, and Management from the University of Hertfordshire, UK in 2002.

Appointment of New Directors

On February 8, 2021, the Company’s board of directors appointed Mr. Allen Chee Wai Hong and Mr. Carl Jürgen Barth to act as directors of the Company.

Mr. Chee Wai Hong was born in Malaysia and is a practicing Advocate & Solicitor in Malaysia. Mr. Chee graduated with a law degree from University of London and a Masters Degree in Business Administration (Finance) from Northern University of Malaysia. Mr. Chee is also a qualified Chartered Accountant being a Fellow of the Association of Chartered & Certified Accountants (United Kingdom), member of Malaysian Institute of Accountants, as well as a member of the Malaysian Bar. Mr. Chee practices actively in the area of corporate law and litigation and has advised extensively many publicly listed companies in Malaysia and Singapore. He has helmed executive and independent directorship positions in several publicly listed companies in Malaysia.

Mr. Jürgen Barth hails from Thum, Saxony, Germany and is a German engineer and successful race car driver. Mr. Barth won the 1977 24 Hours Le Mans in a Porsche 936, the 1980 1,000 km Nürburgring and the 2014 CER Championship with a Porsche 911 Carrera RSR 3.0. In 1982 Mr. Barth served as Director of Porsche Customer Racing and headed a new department in Weissach for the manufacture and sale of Porsche Groupe C and 911 race cars. Mr. Barth served as President of the FIA Sports Car Commission from 1982-1986, is the originator of the OSCAR Organization for Groupe C racing, 1984-1989, is a Permanent Steward of the German DTM Championship, and from 1999 to 2015 was the representative of the Manufactures in the FIA Historic Commission as well as the 2017 Race Director for the LMP3 Series in China, just to list a few of his accolades. Mr. Barth is also a distinguished author having written over 10 books about Porsche Racing Cars with the most important being “The Porsche Book”, a 3 Volume and 1,550-page set.

Debt Restructuring

On March 9, 2021, Mr. Lim, our President and CEO, and Hampshire Avenue, our major shareholder, agreed to convert a total of $463,053 we owed on account of services and cash advances provided to us into 617,404 shares of our common stock at $0.75 per share. The conversion of debt was approved by the Company’s board of directors on March 15, 2021. As of the date of this Quarterly Report on Form 10-Q, the shares have not been issued.

Summary of Financial Condition

	January 31, 2021	October 31, 2020
Working capital deficit	$(1,279,485)	$(501,033)
Current assets	$41,735	$20,937
Total liabilities	$1,321,220	$521,970
Common stock and additional paid-in capital	$7,190,431	$7,190,431
Deficit	$(8,509,245)	$(7,750,080)
Accumulated other comprehensive income	$39,329	$58,829

Results of Operation

Our operating results for the three-month periods ended January 31, 2021 and 2020, and the changes in the operating results between those periods are summarized in the table below.

Three Month Summary

	Three Months Ended January 31,		Percentage
	2021	2020	Change
Revenue	$ 10,406	$ -	n/a
Operating expenses	(764,995)	(104,474)	632%
Foreign exchange	(4)	(2,840)	(100)%
Impairment of deposits	-	(22,801)	(100)%
Interest expense	(4,572)	(2,520)	81%
Net loss	(759,165)	(132,635)	472%
Translation to reporting currency	(19,500)	(7,663)	154%
Comprehensive loss	$(778,665)	$(140,298)	455%

Revenue

During the three-month period ended January 31, 2021, we generated $7,373 in revenue from our SMART Systems software licensing and maintenance of the applications required to run SMART Systems. Our first customer is Duesey Coffee and Chocolates Sdn Bhd (“Duesey Coffee”), of which Mr. Lim Hun Beng, our CEO and President, is a 50% shareholder. In addition, we generated $3,033 from WeChat Online product, which was developed specifically for Duesey Coffee in P.R. China, which is managed by Shanghai Duesenberg Marketing Planning Co Ltd, our second customer. Due to current market uncertainty associated with COVID-19 we agreed to bill our customers set monthly fees for these services without entering into any termed contracts, which will allow us or our customers to cancel the services any time. Duesey Coffee agreed to a monthly fee of 10,000 Malaysian Ringgit (approximately USD$2,450), Shanghai Duesenberg Marketing Planning Co Ltd. agreed to a monthly fee of USD$1,000.

During the three-month period ended January 31, 2020, we did not generate revenue from our SMART Systems and WeChat Online product.

Operating Expenses

Our operating expenses for the three-month periods ended January 31, 2021 and 2020, consisted of the following:

	Three Months Ended January 31,		Percentage
	2021	2020	Change
Operating expenses:
Accounting	$ 5,312	$ (273)	2,046%
Amortization	217	1,205	(82)%
General and administrative expenses	39,233	12,550	213%
Management fees	6,000	6,000	nil%
Professional fees	4,614	1,726	167%
Regulatory and filing	4,104	7,542	(46)%
Research and development costs	616,800	-	n/a
Salaries and wages	88,425	71,958	23%
Travel and entertainment	290	3,766	(92)%
Total	$ 764,995	$ 104,474	632%

During the three-month period ended January 31, 2021, our operating expenses increased by $660,521 or 632% from $104,474, for the three months ended January 31, 2020, to $764,995 for the three months ended January 31, 2021. The most significant change in our operating expenses was associated with $616,800 in research and development costs we incurred for the initial ergonomics exterior and interior data sheets and CAS IGES files for the Duesenberg EV commissioned from Rocket Supreme. Second largest change to our operating expenses was associated with increased general and administrative expenses of $39,233 (2020 - $12,550), of which corporate communication fees account for $24,562 (2020 - $144) and administrative fees accounted for $11,652 (2020 - $11,396). Our salaries and wages we incurred through our subsidiary, Vgrab Asia, increased by $16,467 from

$71,958 we incurred during the three-month period ended January 31, 2020, to $88,425 we incurred during the three-month period ended January 31, 2021; the change in salaries and wages was in part associated with fluctuation of foreign exchange rates, which effected salaries and reimbursable expenses accrued to our CEO and CFO, which are set in US dollars.

Other notable expenses included $6,000 in management fees, which did not change in comparison to the three-month period ended January 31, 2020; $5,312 in accounting fees, which increased by $5,585, from a recovery of $273 we incurred during the three-month period ended January 31, 2020; and $4,614 in professional fees, which increased by $2,888 from $1,726 we incurred during the three-month period ended January 31, 2020.

The above increases were in part offset by a $3,438 decrease in regulatory and filing fees, which during the three-month period ended January 31, 2021, totaled $4,104 as compared to $7,542 we incurred during the comparative period, and a $3,476 decrease in travel and entertainment fees, which during the three-month period ended January 31, 2021, totaled $290, as compared to $3,766 we incurred during the comparative period, this decrease was associated with reduced travel requirements associated with COVID-19 travel bans imposed by various federal governments.

Other Items

During the three months ended January 31, 2021, we recorded $4,572 (2020 - $2,520) in interest expense, of which $3,399 (2020 - $1,550) was associated with our liabilities under the notes payable we issued to our major shareholder, and $1,156 (2020 - $970) was accrued on third-party notes payable, and $4 in realized foreign exchange loss (2020 - $2,840) associated with the fluctuation in foreign exchange between the US, Canadian, Malaysian, and Hong Kong currencies.

During the three months ended January 31, 2020, we recognized a $22,801 impairment on deposit paid by our subsidiary, VGrab Asia, to a vendor, as underlying agreement to supply certain commodities the Company acquired for trading fell through. We did not have similar transactions during the current period ended January 31, 2021.

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

Liquidity and Capital Resources

GOING CONCERN

The unaudited interim condensed consolidated financial statements included in this Quarterly Report have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. We started generating operating revenue in the third quarter of our fiscal 2020, however, this revenue is not sufficient to support our operating expenses, and/or to enable us to pay dividends, therefore as at January 31, 2021, it is unlikely that we will be in position to generate significant earnings or to pay dividends to our shareholders in the immediate or foreseeable future. Our continuation as a going concern depends upon the continued financial support of our shareholders, our ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations.

Based on our current plans, we expect to incur operating losses in future periods. At January 31, 2021, we had a working capital deficit of $1,279,485 and accumulated losses of $8,509,245 since inception. These factors raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we will be able to generate significant revenues in the future. Our unaudited condensed consolidated financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern. Therefore, we may be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

Working Capital Deficit

	At January 31, 2021	At October 31, 2020
Current assets	$41,735	$20,937
Current liabilities	(1,321,220)	(521,970)
Working capital deficit	$(1,279,485)	$(501,033)

During the three-month period ended January 31, 2021, our working capital deficit increased by $778,452, from $501,033 as at October 31, 2020, to $1,279,485 as at January 31, 2021. The increase in the working capital deficit was primarily related to a $608,946 increase in the accounts payable to our vendors, mainly on account of amounts due for the Duesenberg EV design services, and to $178,746 increase in the amount due to our related parties mainly associated with accrued salaries to our CEO and CFO, and for the advances we received from our major shareholder to support our ongoing operations. The increases in our current liabilities were in part offset by $10,058 increase in prepaid expenses, which increased from $5,388 at October 31, 2020, to $15,446 at January 31, 2021; and by $10,943 increase in amounts receivable, which increased from $3,834 at October 31, 2020, to $14,777 at January 31, 2021.

Cash Flows

	Three Months Ended January 31,
	2021	2020
Net cash used in operating activities	$(97,492)	$(41,660)
Net cash provided by financing activities	96,992	35,401
Effect of exchange rate changes on cash	297	71
Net decrease in cash	$(203)	$(6,188)

Net cash used in operating activities

During the three-month period ended January 31, 2021, we used $97,492 to support our operating activities. This cash was used to cover our cash operating expenses of $753,094, to increase our receivables by $10,889, and to increase our prepaids by $9,434. These uses of cash were offset by increases in our accounts payable and accrued liabilities of $600,085, an increase in amounts due to related parties for reimbursable expenses of $21,255, and an increase to accrued salaries payable to our CEO and CFO of $54,585.

During the three-month period ended January 31, 2020, we used $41,660 to support our operating activities. This cash was used to cover our cash operating expenses of $95,560, to increase our GST recoverable by $310, and to decrease our accounts payable and accrued liabilities by $9,966. These uses of cash were offset by $19,084 increase in amounts due to related parties for reimbursable expenses, by $41,344 increase to accrued salaries payable to our CEO and CFO, and by $3,748 decrease in our prepaids.

Non-cash operating activities

During the three-month period ended January 31, 2021, we recorded $3,399 in interest on our notes payable to Hampshire Avenue and $1,156 in interest to third-party lenders under notes payable. In addition, we recorded $217 in amortization of our office equipment, and $1,299 in foreign exchange fluctuation between the US, Canadian, Malaysian, and Hong Kong currencies.

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

Net cash provided by financing activities

During the three-month period ended January 31, 2021, we received $82,992 under loan agreements with Hampshire Avenue. The loans bear interest at 4% per annum, are unsecured and payable on demand. In addition, we borrowed $14,000 from a third-party under 4% demand notes payable.

During the three-month period ended January 31, 2020, we received net $34,647 under loan agreements with Hampshire Avenue. The loans bear interest at 4% per annum, are unsecured and payable on demand. In addition, we borrowed $754 from a third-party as a non-interest advance due on demand.

Capital Resources

Our ability to continue the development and marketing of the VGrab Applications, SMART Systems, VGrab WeChat Application, as well as commencement of Duesenberg EV development, is subject to our ability to obtain necessary funding.  We expect to raise funds through sales of our debt or equity securities. We have no committed sources of capital.  If we are unable to raise funds as and when we need them, we may be required to curtail, or even to cease, our operations.

As of January 31, 2021, we had cash on hand of $11,512 and working capital deficit of $1,279,485, which raises substantial doubt about our continuation as a going concern. We plan to mitigate our losses in future years by controlling our operating expenses and actively seeking new distribution channels for our VGrab products and Duesenberg EV. We cannot provide assurance that we will be successful in generating additional capital to support our development. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Our significant accounting policies are disclosed in the notes to the audited financial statements for the year ended October 31, 2020. The following accounting policies have been determined by our management to be the most important to the portrayal of our financial condition and results of operation:

Principles of Consolidation

The Company’s interim condensed consolidated financial statements include the accounts of the Company and its subsidiaries. On consolidation, the Company eliminates all intercompany balances and transactions.

Foreign Currency Translation and Transaction

The Parent Company’s functional currency is the Canadian dollar, VGrab Malaysia’s functional currency is Malaysian Ringgit, and Vgrab Asia’s functional currency is Hong Kong dollar, the Company’s reporting currency is the United States dollar. VGrab International’s and Duesenberg NV’s functional and reporting currencies is the United States dollar. The Company translates assets and liabilities to US dollars using reporting date exchange rates, and translates revenues and expenses using average exchange rates during the period. Gains and losses arising on translation to the reporting currency are included in the other comprehensive income.

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

Fair Value of Financial Instruments

Our financial instruments include cash, amounts receivable, accounts payable and accruals as well as notes payable and amounts due to related parties. We believe the fair value of these financial instruments approximates their carrying values due to their short-term nature.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash, and amounts receivable.

At January 31, 2021, we had $295 in cash on deposit with a large chartered Canadian bank, $11,097 in cash on deposits with a bank in Malaysia, and $120 in cash on deposits with a bank in Hong Kong. As part of our cash management process, we perform periodic evaluations of the relative credit standing of these financial institutions. We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended January 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

We incorporate by reference the Risk Factors included as Item 1A of our Annual Report on Form 10-K we filed with the Securities and Exchange Commission on January 29, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

The following table sets out the exhibits either filed herewith or incorporated by reference.

Exhibit	Description
3.1	Notice of Articles.(4)
3.2	Articles.(1)
3.3	Certificate of Continuation.(2)
3.4	Certificate of Change of Name dated January 6, 2014.(4)
3.5	Certificate of Change of Name dated February 11, 2015.(6)
3.6	Certificate of Change of Name dated December 23, 2020.(10)
3.7	Notice of Articles dated December 23, 2020(10)
10.1	Software Purchase Agreement between the Company and Hampshire Capital Limited. dated January 8, 2015.(5)
10.2	Service Agreement between VGrab International Ltd. and Hampshire Infotech SDN BHD dated July 12, 2015.(7)
10.3	Mobile Application Development Agreement between VGrab Asia Ltd. and Mr. Zheng Qing, Mr. Gu Xianwin and Ms. Chen Weijie dated March 5, 2019.(8)
10.4	Debt Settlement Agreement between VGrab Communications Inc. and HG Group Sdn Bhd dated July 9, 2019. (8)
10.5	Debt Settlement Agreement between VGrab Communications Inc. and Chen Weijie dated August 30, 2019. (8)
10.6	Debt Settlement Agreement between VGrab Communications Inc. and Gu Xianwin dated August 30, 2019. (8)
10.7	Debt Settlement Agreement between VGrab Communications Inc. and Zheng Qing dated August 30, 2019. (8)

Exhibit	Description
10.8	Debt Settlement Agreement between VGrab Communications Inc. and Hampshire Avenue Sdn Bhd dated September 2, 2019. (8)
10.9	Debt Settlement Agreement between VGrab Communications Inc. and Liew Choong Kong dated October 3, 2019. (8)
10.10	Debt Settlement Agreement between Mr. Lim Hun Beng and VGrab Communications Inc. dated October 6, 2020. (9)
10.11	Debt Settlement Agreement between Mr. Liong Fook Weng and VGrab Communications Inc. dated October 6, 2020. (9)
10.12	Debt Settlement Agreement between Mr. Ong See Ming and VGrab Communications Inc. dated October 6, 2020. (9)
10.13	General service agreement between Rocket Supreme S.L. and Duesenberg Inc.(11)
10.14	Employment Agreement between Duesenberg Inc. and Mr. Brendan Norman dated for reference January 15, 2021(12)
10.15	Employment Agreement between Duesenberg Inc. and Mr. Ian Thompson dated for reference January 15, 2021(12)
10.16	Debt Settlement Agreement between Mr. Lim Hun Beng and Duesenberg Technologies Inc. dated March 9, 2021 (13)
10.17	Debt Settlement Agreement between Hampshire Avenue SDN BHD and Duesenberg Technologies Inc. dated March 9, 2021 (13)
16.1	Code of Ethics.(3)
31.1	Certification of CEO pursuant to Rule 13a-14(a) and 15d-14(a).
31.2	Certification of CFO pursuant to Rule 13a-14(a) and 15d-14(a).
32.1	Certification of CEO pursuant to Section 1350 of Title 18 of the United States Code.
32.2	Certification of CFO pursuant to Section 1350 of Title 18 of the United States Code.
99.1	Audit Committee Charter(3)
101

The following unaudited interim consolidated financial statements from the registrant’s Quarterly Report on Form 10-Q for the three months ended January 31, 2021, formatted in XBRL:

(i) Condensed Consolidated Balance Sheets at January 31, 2021 and October 31, 2020;

(ii) Condensed Consolidated Statements of Operations for the Three Months ended January 31, 2021 and 2020;

(iii) Condensed Consolidated Statements of Stockholders’ Deficit for the Three-Month Period Ended January 31, 2021;

(iv) Condensed Consolidated Statement of Cash Flows for the Three Months ended January 31, 2021 and 2020; and

(v) Notes to the Condensed Consolidated Financial Statements.

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

(9)Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 9, 2020

(10)Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 30, 2020

(11)Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on January 15, 2021

(12)Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 2, 2021

(13)Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 18, 2021

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 22, 2021

DUESENBERG TECHNOLOGIES INC.

By:	/s/ Lim Hun Beng
Lim Hun Beng Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ Liong Fook Weng
Liong Fook Weng Chief Financial Officer (Principal Accounting Officer)