Form 10-Q
period 2021-04-30
DUESENBERG TECHNOLOGIES INC.
filed 2021-06-21
CIK 1551887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of June 21, 2021, the number of shares of the registrant’s common stock outstanding was 45,343,538.

i

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DUESENBERG TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	April 30, 2021	October 31, 2020

ASSETS

Current assets
Cash	$284,364	$11,715
Receivables	14,250	3,834
Prepaids	136,045	5,388
Total current assets	434,659	20,937

Equipment	2,669	213
Total assets	$437,328	$21,150

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$571,213	$69,525
Accrued liabilities	6,060	13,366
Due to related parties	158,936	371,650
Notes payable	104,610	67,429
Total liabilities	840,819	521,970

Stockholders' deficit
Common stock, no par value, unlimited number authorized, 45,343,538 and 43,892,801 issued and outstanding at April 30, 2021 and October 31, 2020, respectively	8,442,914	7,171,032
Additional paid-in capital	(116,430)	19,399
Accumulated other comprehensive income	32,151	58,829
Deficit	(8,762,126)	(7,750,080)
Total stockholders' deficit	(403,491)	(500,820)
Total liabilities and stockholders' deficit	$437,328	$21,150

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

DUESENBERG TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Three Months Ended April 30,		Six months ended April 30,
	2021	2020	2021	2020

Revenue	$10,326	$-	$20,732	$-

Operating expenses
Accounting	3,180	5,201	8,492	4,928
Amortization	87	1,166	304	2,371
General and administrative expenses	48,757	11,664	87,990	24,214
Management fees	6,000	6,000	12,000	12,000
Professional fees	16,687	1,989	21,301	3,715
Regulatory and filing	13,048	3,957	17,152	11,499
Research and development costs	2,108	-	618,908	-
Salaries and wages	170,339	80,691	258,764	152,649
Travel and entertainment	620	5,141	910	8,907
	(260,826)	(115,809)	(1,025,821)	(220,283)
Other items
Foreign exchange	673	2,896	669	56
Impairment of deposits	-	-	-	(22,801)
Interest expense	(3,054)	(2,996)	(7,626)	(5,516)
Net loss	(252,881)	(115,909)	(1,012,046)	(248,544)

Translation to reporting currency	(7,178)	33,675	(26,678)	26,012
Comprehensive loss	$(260,059)	$(82,234)	$(1,038,724)	$(222,532)

Loss per share - basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Weighted average number of shares outstanding:	44,409,711	42,112,717	44,146,972	39,658,563

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

DUESENBERG TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Common Stock
	Shares	Amount	Obligation to Issue Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit	Total

Balance at October 31, 2019	35,513,838	$5,358,377	$958,215	$233,009	$46,339	$(7,264,164)	$(668,224)

Common shares issued for services	133,333	29,333	(29,333)	-	-	-	-
Common shares issued for debt	6,465,546	928,882	(928,882)	-	-	-	-
Translation to reporting currency	-	-	-	-	(7,663)	-	(7,663)
Net loss	-	-	-	-	-	(132,635)	(132,635)
Balance at January 31, 2020	42,112,717	6,316,592	-	233,009	38,676	(7,396,799)	(808,522)

Translation to reporting currency	-	-	-	-	33,675	-	33,675
Net loss	-	-	-	-	-	(115,909)	(115,909)
Balance at April 30, 2020	42,112,717	$6,316,592	$-	$233,009	$72,351	$(7,512,708)	$(890,756)

Balance at October 31, 2020	43,892,801	$7,171,032	$-	$19,399	$58,829	$(7,750,080)	$(500,820)

Translation to reporting currency	-	-	-	-	(19,500)	-	(19,500)
Net loss	-	-	-	-	-	(759,165)	(759,165)
Balance at January 31, 2021	43,892,801	7,171,032	-	19,399	39,329	(8,509,245)	(1,279,485)

Common shares issued for private placements	833,333	673,000	-	-	-	-	673,000
Common shares issued for debt	617,404	598,882	-	(135,829)	-	-	463,053
Translation to reporting currency	-	-	-	-	(7,178)	-	(7,178)
Net loss	-	-	-	-	-	(252,881)	(252,881)
Balance at April 30, 2021	45,343,538	$8,442,914	$-	$(116,430)	$32,151	$(8,762,126)	$(403,491)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

DUESENBERG TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Six months ended April 30,
	2021	2020

Cash flow used in operating activities
Net loss	$(1,012,046)	$(248,544)
Adjustments to reconcile net loss to net cash used in operating activities
Accrued interest on related party notes	5,164	3,609
Accrued interest on notes payable	2,438	1,907
Amortization	304	2,371
Foreign exchange	(27,230)	(1,099)
Impairment of deposits	-	22,801
Changes in operating assets and liabilities
Receivables	(10,298)	(88)
Prepaids	(129,812)	(4,500)
Accounts payable and accrued liabilities	490,795	(5,692)
Due to related parties	73,287	27,859
Accrued salaries due to related parties	81,899	108,247
Net cash used in operating activities	(525,499)	(93,129)

Cash flows used in investing activities
Purchase of equipment	(2,760)	-
Net cash used in investing activities	(2,760)	-

Cash flows provided by financing activities
Common shares issued for private placements	673,000	-
Loans payable to related party	95,153	87,432
Notes payable	29,000	-
Net cash provided by financing activities	797,153	87,432

Effect of exchange rate changes on cash	3,755	(380)

Net increase/(decrease) in cash	272,649	(6,077)
Cash, beginning	11,715	19,806
Cash, ending	$284,364	$13,729

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

DUESENBERG TECHNOLOGIES INC.

NOTES TO THE UNAUDITED INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2021

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

As of the date of these interim condensed consolidated financial statements, the Company has the following subsidiaries:

Name	Incorporation	Incorporation Date
VGrab International Ltd.	Labuan Companies Act 1990, Federal Territory of Labuan, Malaysia	June 24, 2015
VGrab Communications Malaysia Sdn Bhd*	Malaysia Companies Act 2016	May 17, 2018
VGrab Asia Limited	Companies Ordinance, Chapter 622 of the Laws of Hong Kong	February 18, 2019
Duesenberg Inc.	Nevada, USA	November 1, 2019

* On May 12, 2021, the Company renamed VGrab Communications Malaysia Sdn Bhd to Duesenberg Malaysia Sdn Bhd.

Basis of Presentation

The unaudited interim condensed consolidated financial statements of the Company are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended October 31, 2020, included in the Company’s Annual Report on Form 10-K, filed with the SEC on January 29, 2021. The unaudited interim condensed consolidated financial statements of the Company should be read in conjunction with those financial statements for the year ended October 31, 2020, included in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three- and six-month periods ended April 30, 2021, are not necessarily indicative of the results that may be expected for the year ending October 31, 2021.

Going Concern

The Company’s interim condensed consolidated financial statements are prepared on a going concern basis in accordance with GAAP which contemplate the realization of assets and discharge of liabilities and commitments in the normal course of business. To date the Company has generated a total of $38,133 in revenue from its operating activities and has accumulated losses of $8,762,126 since inception. Continuation of the Company as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and ultimately upon its ability to achieve profitable operations. To date the Company has funded its operations through the issuance of capital stock and debt. Management plans to continue raising additional funds through equity and/or debt financing. The outcome of these efforts cannot be predicted with any certainty and raises substantial doubt that the Company will be able to continue as a going concern. These unaudited interim condensed consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

The following amounts were due to related parties as at:

	April 30, 2021	October 31, 2020
Due to a major shareholder for payments made on behalf of the Company(a)	$1,314	$1,294
Notes payable to a major shareholder(b)	24,126	300,818
Due to the Chief Executive Officer (“CEO”) and Director of the Company(a)	-	39,393
Due to the Chief Financial Officer (“CFO”) and Director of the Company(a)	54,662	24,145
Due to a Director of the Company(a)	18,000	6,000
Due to the Chief Technical Officer (“CTO”) of the Company’s subsidiary(a)	15,834	-
Due to the Chief Strategy Officer (“CSO”) of the Company’s subsidiary(a)	45,000	-
Total due to related parties	$158,936	$371,650

(a) Amounts are unsecured, due on demand and bear no interest.

(b) Amounts are unsecured, due on demand and bear interest at 4% per annum.

During the six-month period ended April 30, 2021, the Company recorded $5,164 (2020 - $3,609) in interest expense associated with its liabilities under the notes payable issued to the major shareholder.

During the six-month period ended April 30, 2021, the Company received $95,153 (2020 - $92,399) in exchange for the notes payable to Hampshire Avenue SDN BHD (“Hampshire Avenue”), a parent company of Hampshire Capital Limited and Hampshire Infotech SDN BHD. The loans bear interest at 4% per annum, are unsecured and payable on demand.

During the second quarter of the Company’s Fiscal 2021, Hampshire Avenue agreed to convert a total of $385,950, the Company owed at January 31, 2021, consisting of principal amount of $368,961 and interest accrued of $16,989 into 514,600 shares of the Company’s common stock at $0.75 per share (Note 6). These shares were issued on March 9, 2021. During the six-month period ended April 30, 2020, the Company repaid $4,967 in loans advanced from Hampshire Avenue; these payments were made in cash.

During the six-month period ended April 30, 2021, the Company incurred $60,300 (2020 - $60,137) in wages and salaries to Mr. Lim Hun Beng, the Company’s CEO, President, and director. In addition, the Company incurred $14,713 (2020 - $14,456) in reimbursable expenses with Mr. Lim. During the second quarter of the Company’s Fiscal 2021, Mr. Lim agreed to convert a total of $77,103 the Company owed him at January 31, 2021, into 102,804 shares of the Company’s common stock at $0.75 per share (Note 6). These shares were issued on March 9, 2021. In addition, the Company advanced a total of $162,239 to Mr. Lim as prepayment of his future services. Of this amount, the Company applied $37,224 to the accrued salaries and reimbursable expenses the Company owed to Mr.

Lim as at April 30, 2021. The remaining $125,015 advanced to Mr. Lim the Company recorded as part of prepaid expenses.

During the six-month period ended April 30, 2021, the Company incurred $48,240 (2020 - $48,110) in wages and salaries to Mr. Liong Fook Weng, the Company’s CFO, and director. In addition, the Company incurred $2,367 (2020 - $1,403) in reimbursable expenses with Mr. Liong.

During the six-month period ended April 30, 2021, the Company incurred $12,000 (2020 - $12,000) in management fees to its director, Mr. Ong See-Ming.

During the six-month period ended April 30, 2021, the Company incurred $52,500 (2020 - $Nil) in management fees to its CTO, Mr. Ian Thompson.

During the six-month period ended April 30, 2021, the Company incurred $52,500 (2020 - $Nil) in management fees to its CSO, Mr. Brendan Norman.

During the six-month period ended April 30, 2021, a non-arms’ length entity paid the Company $14,702 in revenue from its SMART Systems software licensing and maintenance of the applications required to run SMART Systems.

NOTE 4 - EQUIPMENT

Changes in the net book value of the equipment at April 30, 2021 and at October 31, 2020 are as follows:

	April 30, 2021	October 31, 2020
Book value, beginning of the period	$213	$4,559
Changes during the period	2,760	-
Amortization	(304)	(4,353)
Foreign exchange	-	7
Book value, end of the period	$2,669	$213

NOTE 5 - NOTES PAYABLE

On July 31, 2019, one of the vendors of the Company agreed to defer repayment of CAD$83,309 the Company owed to the vendor. The deferred amount accrues interest at 6% per annum compounded monthly, is unsecured, and is payable on or after August 31, 2021 (the “6% Note Payable”). During the six-month period ended April 30, 2021, the Company accrued $2,125 in interest on the 6% Note Payable (2020 - $1,907). As at April 30, 2021, the Company owed a total of $75,301 under the 6% Note Payable (2020 - $67,429).

During the six-month period ended April 30, 2021, the Company received $29,000 in exchange for 4% notes payable due on demand (the “4% Notes Payable”). The Company accrued $312 in interest on the 4% Notes Payable (2020 - $Nil). As at April 30, 2021, the Company owed a total of $29,309 under the 4% Notes Payable (2020 - $Nil).

NOTE 6 - COMMON STOCK

On April 9, 2021, the Company closed a private placement financing by issuing 233,333 shares of its common stock (the “Shares”) at $0.75 per Share for gross proceeds of $175,000. On April 15, 2021, the Company closed a second private placement financing by issuing further 600,000 Shares at $0.83 per Share for the gross proceeds of $498,000. The Shares were issued pursuant to the provisions of Regulation S of the United States Securities Act of 1933, as amended (the “Act”) to the persons who are not residents of the United States and are otherwise not “U.S. Persons” as that term is defined in Rule 902(k) of Regulation S of the Act.

On March 9, 2021, Mr. Lim, the Company’s President, CEO and major shareholder, and Hampshire Avenue SDN BHD, the Company’s major shareholder, agreed to convert a total of $463,053 the Company owed on account of services and cash advances provided to it as at January 31, 2021, into 617,404 shares of the Company’s common stock at $0.75 per share (Note 3). The conversion of debt to shares was as follows:

Description	Total amount converted	Number of shares issued	Fair market value of issued shares	Loss on conversion of debt(1)
Shares to be issued for the notes payable to a major shareholder	$385,950	514,600	$499,162	$113,212
Shares to be issued for amounts owed to the CEO and Director of the Company	77,103	102,804	99,720	22,617
Total	$463,053	617,404	$598,882	$135,829

(1)  The loss on conversion of debt to shares with related parties was recorded as part of additional paid-in capital.

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

General

You should read this discussion and analysis in conjunction with our unaudited interim condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes for the fiscal year ended October 31, 2020, included in our Annual Report on Form 10-K. The inclusion of supplementary analytical and related information may require us to make estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and the financial position taken as a whole. Actual results may vary from the estimates and assumptions we make.

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

As of the date of this Quarterly Report on Form 10-Q we have the following subsidiaries:

Name	Incorporation	Incorporation Date
VGrab International Ltd.	Labuan Companies Act 1990, Federal Territory of Labuan, Malaysia	June 24, 2015
Duesenberg Technologies Malaysia Sdn Bhd (formerly, VGrab Communications Malaysia Sdn Bhd)	Malaysia Companies Act 2016	May 17, 2018
VGrab Asia Limited	Companies Ordinance, Chapter 622 of the Laws of Hong Kong	February 18, 2019
Duesenberg Inc.	Nevada, USA	November 1, 2019
Duesenberg Heritage LLC	Nevada, USA	May 21, 2021

On June 24, 2015, we formed a subsidiary, VGrab International Ltd., (“VGrab International”) under the Labuan Companies Act 1990 in Federal Territory of Labuan, Malaysia. The initial focus of the VGrab International was to continue development of the VGrab Application and continue its market penetration in Southeast Asia.  As of the date of this Quarterly Report on Form 10-Q, VGrab International is used as a holding company as all the business operations were moved to VGrab Communications Malaysia Sdn Bhd, which we incorporated on May 17, 2018, under the Malaysia Companies Act 2016 in Malaysia and on May 12, 2021, renamed to Duesenberg Technologies Malaysia Sdn Bhd (“Duesenberg Malaysia). The main business objective of Duesenberg Malaysia is to facilitate online promotions, advertising and e-commerce.

Since its incorporation, Duesenberg Malaysia has been working on the development of its SMART System prototype. VGrab’s new SMART System will consist of several modules, including VGrab Memberships system, which will allow its users to sign up via internet or quick response code, also known as “QR Code”, VGrab Cloud Management System (“VCMS”), and VGrab Database Management System (“VDMS”). VCMS and VDMS will form the backbone of VGrab’s SMART System, integrating each future developed VGrab SMART System’s module into the platform. The Company is currently testing the development of the VGrab SMART System before deployment to potential clients.

On February 18, 2019, we formed another subsidiary, VGrab Asia Limited (“VGrab Asia”). The main business objective of VGrab Asia is to facilitate online promotions, advertising and e-commerce to its potential customer base in P.R. China. In addition, VGrab Asia is going to position itself as commodities trader to capture the current market trends in P.R. China.

On March 5, 2019, VGrab Asia entered into a mobile application development agreement with a group of private software developers from China (the “Vendor”) to develop a mobile software application (“VGrab WeChat Application”). VGrab WeChat Application is developed for use with smartphones in P.R. China using the WeChat Android and Apple iOS operating systems allowing users to sign up for memberships, deposit money, purchase products, redeem vouchers, upload media promotions onto the smartphones, etc. On August 14, 2019, the VGrab WeChat Application was tested and completed for client use.

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

On January 8, 2021, Duesenberg NV signed an agreement with Rocket Supreme, the Barcelona, Spain automotive design house established by Christopher Reitz. The agreement is the first step towards creating a network of suppliers required to successfully complete the Duesenberg EV development project. As of the date of this Quarterly Report on Form 10-Q, we have received initial ergonomics exterior and interior data sheets and CAS IGES files as well as the initial drafts of the exterior and interior designs for the Duesenberg EV. We expect the final design of the first Duesenberg EV to be released in late 2021/early 2022. Based on the initial drafts, we commenced negotiations with various manufacturers required to continue the development and manufacturing of the required components for the Duesenberg’s EV.

On May 12, 2021, we changed the name of our wholly-owned subsidiary, VGrab Communications Malaysia Sdn Bhd, to Duesenberg Technologies Malaysia Sdn Bhd. The change was made to align the name of the subsidiary with the new corporate path which includes redesigning the VGrab Smart software application into an application capable of supporting the various Duesenberg/Duesey products and services.

On May 21, 2021, we formed Duesenberg Heritage LLC. under the laws of the State of Nevada (“DHL”). DHL’s operations will be focused on reproducing very limited Duesenberg Heritage vehicles which were originally manufactured in the 1920s and 1930s; such as the Duesenberg Model J and Boat Tail series. The Company expects that the manufacture of the vehicles from that era will be time consuming and would require highly specialized and skilled tradesman; the Company also anticipates DHL to start generating revenue independent of the core business of Duesenberg.

In order to support the development and future production of Duesenberg EV as well as Duesenberg Heritage vehicles, we will require significant financing. During the six-month period ended April 30, 2021, we have closed two private placement financings (the “Financings”) by issuing a total of 833,333 shares of our common stock (the “Shares”) for gross proceeds of $673,000. The Shares were issued pursuant to the provisions of Regulation S of the United States Securities Act of 1933, as amended (the “Act”) to the persons who are not residents of the United States and are otherwise not “U.S. Persons” as that term is defined in Rule 902(k) of Regulation S of the Act. The funds we have raised in the above Financings are not sufficient to bring our Duesenberg EV and Duesenberg Heritage vehicle production plans to completion, and we will require additional funding. We cannot assure the reader that we will be successful in securing the further funding as required.

Recent Corporate Events

The following corporate developments have occurred during the second quarter ended April 30, 2021, and up to the date of the filing of this Quarterly Report:

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

Appointment of New Officers

On January 15, 2021, Duesenberg Nevada entered into employment agreements with Mr. Brandan Norman, who has agreed to assume the position of Chief Strategy Officer with Duesenberg NV, and with Mr. Ian Thompson, who has agreed to assume the position of Chief Technical Officer with Duesenberg NV.

Mr. Brendan Norman brings to Duesenberg NV extensive experience in the Automotive and Business Development sector. Mr. Norman is currently on the Board of H2X Australia, a sustainable vehicle and heavy equipment company founded on the principles of being absolutely sustainable, using renewable materials, and focused on green hydrogen, green electricity, and on all sources of kinetic energy. Mr. Norman played an instrumental role in setting up Asia-Pacific subsidiaries for such well known automotive giants as Volkswagen Group, BMW Group, and Infiniti. Mr. Norman received his Bachelor of Business (Accounting) degree from Deakin University, Australia in 1992, and Graduate Diploma in Business Systems from Monash University, Australia in 1998. Mr. Norman’s mission is “To improve on process, products and delivery; and improve the effects upon the world we live in: be that in terms of sustainable use of materials, sustainable development of products and making life better for the people employed, buying or just around the edges – everyone”.

Mr. Thompson is an experienced and dedicated automotive engineering professional. Mr. Thompson’s key objective is to help continuously improve the automotive industry to meet and exceed customer expectations in every regard. Mr. Thompson’s areas of expertise are full vehicle design, development, production, type approval, intellectual property and innovation. Mr. Thompson is also on the Board of H2X Australia and comes to Duesenberg NV from Grove Hydrogen Automobiles, having served this company in the position of Chief Engineer since 2018. Prior to this position, Mr. Thompson has worked with various automotive manufacturers, including Rover Group, Group Lotus, Maserati, Alfa Romeo and Karma. During his career he has worked on vehicles like Lotus Elise, Exige, M250, Aston Martin Vanquish, Opel Speedster, Tesla Roadster, Alfa Romeo Julia and Stelvio, and Karma Revero GT. Mr. Thompson received his Bachelor of Science – Mechanical Engineering from Tile Hill College, UK in 1989, and Master of Science in Design, Manufacture, and Management from the University of Hertfordshire, UK in 2002.

Debt Restructuring

On March 9, 2021, Mr. Lim, our President and CEO, and Hampshire Avenue, our major shareholder, agreed to convert a total of $463,053 we owed on account of services and cash advances provided to us into 617,404 shares of our common stock at $0.75 per share.

Private Placement Financings

On April 9, 2021, we closed a private placement financing by issuing 233,333 shares of our common stock (the “Shares”) at a price of $0.75 per Share for total proceeds of  $175,000. On April 15, 2021, we closed a second private placement financing by issuing 600,000 Shares at a price of $0.83 per Share for total proceeds of $498,000. The shares were issued pursuant to the provisions of Regulation S of the United States Securities Act of 1933, as amended (the “Act”) to the persons who are not residents of the United States and are otherwise not “U.S. Persons” as that term is defined in Rule 902(k) of Regulation S of the Act.

The proceeds received from the both financings will be used to support development of Duesenberg EV, as well as for day-to-day operations.

Summary of Financial Condition

	April 30, 2021	October 31, 2020
Working capital deficit	$(406,160)	$(501,033)
Current assets	$434,659	$20,937
Total liabilities	$840,819	$521,970
Common stock and additional paid-in capital	$8,326,484	$7,190,431
Deficit	$(8,762,126)	$(7,750,080)
Accumulated other comprehensive income	$32,151	$58,829

Results of Operation

Our operating results for the three-and six-month periods ended April 30, 2021 and 2020, and the changes in the operating results between those periods are summarized in the table below.

Three and Six Months Summary

	Three Months Ended April 30,		Percentage	Six Months Ended April 30,		Percentage
	2021	2020	Change	2021	2020	Change
Revenue	$ 10,326	$ -	n/a	$ 20,732	$ -	n/a
Operating expenses	(260,826)	(115,809)	125%	(1,025,821)	(220,283)	366%
Foreign exchange	673	2,896	(77)%	669	56	1,095%
Impairment of deposits	-	-	n/a	-	(22,801)	(100)%
Interest expense	(3,054)	(2,996)	2%	(7,626)	(5,516)	38%
Net loss	(252,881)	(115,909)	118%	(1,012,046)	(248,544)	307%
Translation to reporting currency	(7,178)	33,675	(121)%	(26,678)	26,012	(203)%
Comprehensive loss	$(260,059)	$(82,234)	216%	$(1,038,724)	$(222,532)	367%

Revenue

During the three- and six-month periods ended April 30, 2021, we generated $7,329 and $14,702, respectively, in revenue from our SMART Systems software licensing and maintenance of the applications required to run SMART Systems. Our first customer is Duesey Coffee and Chocolates Sdn Bhd (“Duesey Coffee”), of which Mr. Lim is a

50% shareholder. In addition, we generated $2,997 and $6,030, respectively, from WeChat Online product, which was developed specifically for Duesey Coffee in P.R. China, which is managed by Shanghai Duesenberg Marketing Planning Co Ltd, our second customer. Due to current market uncertainty associated with COVID-19 we agreed to bill our customers set monthly fees for these services without entering into any termed contracts, which will allow us or our customers to cancel the services any time. Duesey Coffee agreed to a monthly fee of 10,000 Malaysian Ringgit (approximately USD$2,450), Shanghai Duesenberg Marketing Planning Co Ltd. agreed to a monthly fee of USD$1,000.

During the three- and six-month periods ended April 30, 2020, we did not generate revenue from our SMART Systems and WeChat Online product.

Operating Expenses

Our operating expenses for the three- and six-month periods ended April 30, 2021 and 2020, consisted of the following:

	Three Months Ended April 30,		Percentage	Six Months Ended April 30,		Percentage
	2021	2020	Change	2021	2020	Change
Operating expenses:
Accounting	$ 3,180	$ 5,201	(39)%	$ 8,492	$ 4,928	72%
Amortization	87	1,166	(93)%	304	2,371	(87)%
General and administrative expenses	48,757	11,664	318%	87,990	24,214	263%
Management fees	6,000	6,000	0%	12,000	12,000	0%
Professional fees	16,687	1,989	739%	21,301	3,715	473%
Regulatory and filing	13,048	3,957	230%	17,152	11,499	49%
Research and development costs	2,108	-	n/a	618,908	-	n/a%
Salaries and wages	170,339	80,691	111%	258,764	152,649	70%
Travel and entertainment	620	5,141	(88)%	910	8,907	(90)%
Total	$ 260,826	$ 115,809	125%	$1,025,821	$ 220,283	366%

During the three-month period ended April 30, 2021, our operating expenses increased by $145,017 or 125% from $115,809, for the three months ended April 30, 2020, to $260,826 for the three months ended April 30, 2021. The most significant change in our operating expenses was associated with $170,339 in salaries and wages we paid or accrued to our employees and management, an $89,648 increase, as compared to $80,691 we incurred during the three-month period ended April 30, 2020. The second largest change to our operating expenses was associated with increased general and administrative expenses of $48,757 (2020 - $11,664), of which corporate communication fees accounted for $35,682 (2020 - $129) and the administrative fees accounted for $11,918 (2020 - $10,869). Other notable expenses included $16,687 in professional fees, which increased by $14,698 from $1,989 we incurred during the three-month period ended April 30, 2020; $6,000 in management fees, which did not change in comparison to the three-month period ended April 30, 2020; and $3,180 in accounting fees, which decreased by $2,021, from $5,201 we incurred during the three-month period ended April 30, 2020.

On a year-to-date basis, our operating expenses increased by $805,538 or 366% from $220,283 for the six months ended April 30, 2020, to $1,025,821 for the six months ended April 30, 2021. The most significant change in our operating expenses was associated with $618,908 in research and development costs we incurred for the initial ergonomics exterior and interior data sheets and CAS IGES files for the Duesenberg EV commissioned from Rocket Supreme. Our salaries and wages increased by $106,115 from $152,649 we incurred during the six-month period ended April 30, 2020, to $258,764 we incurred during the six-month period ended April 30, 2021. Other notable expenses included $12,000 in management fees, which did not change in comparison to the six-month period ended April 30, 2020; $8,492 in accounting fees, which increased by $3,564 as compared to $4,928 we incurred during the six-month period ended April 30, 2020; $21,301 in professional fees, which increased by $17,586 from $3,715 we incurred during the six-month period ended April 30, 2020, and $17,152 in regulatory fees, a $5,653 increase as compared to $11,499 we incurred during the six-month period ended April 30, 2020.

The above increases were in part offset by decreased travel and entertainment expenses, which during the three- and six-month periods ended April 30, 2021, totaled $620 and $910, respectively, as compared to $5,141 and $8,907 we incurred during the comparative periods in our fiscal 2020, this decrease was associated with reduced travel requirements associated with COVID-19 travel bans imposed by various federal governments. In addition, our amortization expense decreased by $1,079 and $2,067 for the three- and six-month periods ended April 30, 2021, to $87 and $304, respectively.

Other Items

During the three months ended April 30, 2021, we recorded $3,054 (2020 - $2,996) in interest expense and $673 in realized foreign exchange gain (2020 - $2,896) associated with the fluctuation in foreign exchange rates between the US, Canadian, Malaysian, and Hong Kong currencies.

During the six months ended April 30, 2021, we recorded $7,626 (2020 - $5,516) in interest expense, of which $5,164 (2020 - $3,609) was associated with the liabilities under the notes payable we issued to our major shareholder, and $2,438 (2020 - $1,907) was accrued on the third-party notes payable; we also recorded $669 in realized foreign exchange gain (2020 - $56) associated with the fluctuation in foreign exchange rates between the US, Canadian, Malaysian, and Hong Kong currencies.

During the six months ended April 30, 2020, we recognized a $22,801 impairment on deposit paid by our subsidiary, VGrab Asia, to a vendor, as underlying agreement to supply certain commodities the Company acquired for trading fell through. We did not have similar transactions during the current period ended April 30, 2021.

Translation to Reporting Currency

Changes in translation to reporting currency result from differences between our functional currencies, being the Canadian dollar for the parent Company, Malaysian Ringgit for Duesenberg Malaysia, and Hong Kong Dollar for Vgrab Asia, and our reporting currency, being the United States dollar. These differences are caused by fluctuation in foreign exchange rates between the four currencies as well as different accounting treatments between various financial instruments. During the three- and six-month periods ended April 30, 2021, we recognized $7,178 and $26,678 loss on translation to reporting currency, as compared to $33,675 and $26,012 gain we recognized for the three- and six-month periods ended April 30, 2020.

Liquidity and Capital Resources

GOING CONCERN

The unaudited interim condensed consolidated financial statements included in this Quarterly Report have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. We started generating operating revenue in the third quarter of our fiscal 2020, however, this revenue is not sufficient to support our operating expenses, and/or to enable us to pay dividends, therefore, it is unlikely that we will be in position to generate significant earnings or to pay dividends to our shareholders in the immediate or foreseeable future. Our continuation as a going concern depends upon the continued financial support of our shareholders, our ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations.

Based on our current plans, we expect to incur operating losses in future periods. At April 30, 2021, we had a working capital deficit of $406,160 and accumulated losses of $8,762,126 since inception. These factors raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we will be able to generate significant revenues in the future. Our unaudited condensed consolidated financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern. Therefore, we may be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

Working Capital Deficit

	At April 30, 2021	At October 31, 2020
Current assets	$434,659	$20,937
Current liabilities	(840,819)	(521,970)
Working capital deficit	$(406,160)	$(501,033)

During the six-month period ended April 30, 2021, our working capital deficit decreased by $94,873, from $501,033 as at October 31, 2020, to $406,160 as at April 30, 2021. The decrease in the working capital deficit was primarily related to an increase in our current assets of $413,722 which resulted from cash we received on closing of two concurrent private placement financing whereby we issued a total of 833,333 shares for gross proceeds of $673,000, and an increase to a prepaid expense of $130,657, which was associated with advance payment of future wages and other reimbursable expenses we made to Mr. Joe Lim. The increase in our current assets was offset by a $318,849 increase in current liabilities. This change was associated with a $501,688 increase in amounts payable to our vendors, mainly on account of amounts due for the design fees of our Duesenberg EV, and a $37,181 increase in notes payable we issued to our lenders. These increases were offset by a $212,714 decrease in the amounts due to our related parties associated with a conversion to Shares of $77,103 we owed to Mr. Lim on account of unpaid salary and reimbursable expenses, and a conversion to Shares of $385,950 we owed to Hampshire Avenue for 4% notes payable. Our accrued liabilities decreased by $7,306.

Cash Flows

	Six Months Ended April 30,
	2021	2020
Net cash used in operating activities	$(525,499)	$(93,129)
Net cash used in investing activities	(2,760)	-
Net cash provided by financing activities	797,153	87,432
Effect of exchange rate changes on cash	3,755	(380)
Net increase/(decrease) in cash	$272,649	$(6,077)

Net cash used in operating activities

During the six-month period ended April 30, 2021, we used $525,499 to support our operating activities. This cash was used to cover our cash operating expenses of $1,031,371, to increase our receivables by $10,298, and to increase our prepaids by $129,812. These uses of cash were offset by increases in our accounts payable and accrued liabilities of $490,795, an increase to accrued salaries payable to our management team of $81,899, and an increase to amounts due to our related parties for all other expenses of $73,287.

During the six-month period ended April 30, 2020, we used $93,129 to support our operating activities. This cash was used to cover our cash operating expenses of $218,955, to increase our prepaid expenses and receivables by $4,500 and $88, respectively, and to decrease our accounts payable and accrued liabilities by $5,692. These uses of cash were offset by $27,859 increase in amounts due to related parties for reimbursable expenses, and by $108,247 increase to accrued salaries payable to our CEO and CFO.

Non-cash operating activities

During the six-month period ended April 30, 2021, we recorded $5,164 in interest on our notes payable to Hampshire Avenue and $2,438 in interest to third-party lenders under notes payable. In addition, we recorded $304 in amortization of our office equipment, and $27,230 in foreign exchange fluctuation between the US, Canadian, Malaysian, and Hong Kong currencies.

During the six-month period ended April 30, 2020, we recorded $22,801 in impairment of our deposits, and $1,099 in foreign exchange fluctuation between the US, Canadian, Malaysian, and Hong Kong currencies. We recorded $3,609 in interest on our notes payable to Hampshire Avenue and $1,907 in interest on CAD$83,309 we owed under a third-party note payable. In addition, we recorded $2,371 in amortization of our office equipment.

Net cash used in investing activities

During the six-month period ended April 30, 2021, we used $2,760 to acquire computers and other office equipment. We did not have any investing activities during the six months ended April 30, 2020.

Net cash provided by financing activities

During the six-month period ended April 30, 2021, we received $95,153 under loan agreements with Hampshire Avenue. The loans bear interest at 4% per annum, are unsecured and payable on demand. In addition, we borrowed $29,000 from third-party-lenders under 4% demand notes payable. During the six-month period ended April 30, 2021, we received $673,000 in proceeds from two separate private placement financings by issuing a total of 833,333 shares of our common stock.

During the six-month period ended April 30, 2020, we received net $87,432 under loan agreements with Hampshire Avenue. The loans bear interest at 4% per annum, are unsecured and payable on demand.

Capital Resources

Our ability to continue the development and marketing of the VGrab Applications, SMART Systems, VGrab WeChat Application, as well as commencement of the development of Duesenberg EV and Duesenberg Heritage vehicles, is subject to our ability to obtain necessary funding.  We expect to raise funds through sales of our debt or equity securities. We have no committed sources of capital.  If we are unable to raise funds as and when we need them, we may be required to curtail, or even to cease, our operations.

As of April 30, 2021, we had cash on hand of $284,364 and working capital deficit of $406,160, which raises substantial doubt about our continuation as a going concern. During the six-month period ended April 30, 2021, we closed two concurrent private placement financings for total proceeds of $673,000, however, these funds will not be sufficient to complete our current business plans, and we will require additional financing.

We plan to mitigate our losses in future years by controlling our operating expenses and actively seeking new distribution channels for our VGrab products, Duesenberg EV, and Duesenberg Heritage Vehicles. We cannot provide assurance that we will be successful in generating additional capital to support our development. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Foreign Currency Translation and Transaction

The Parent Company’s functional currency is the Canadian dollar, Duesenberg Malaysia’s functional currency is Malaysian Ringgit, and Vgrab Asia’s functional currency is Hong Kong dollar, the Company’s reporting currency is the United States dollar. VGrab International’s, Duesenberg NV’s, and Duesenberg Heritage functional and reporting currency is the United States dollar. The Company translates assets and liabilities to US dollars using reporting date exchange rates, and translates revenues and expenses using average exchange rates during the period. Gains and losses arising on translation to the reporting currency are included in the other comprehensive income.

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

At April 30, 2021, we had $19,649 in cash on deposit with a large chartered Canadian bank, $263,958 in cash on deposits with a bank in Malaysia, and $757 in cash on deposits with a bank in Hong Kong. As part of our cash management process, we perform periodic evaluations of the relative credit standing of these financial institutions. We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended April 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

We incorporate by reference the Risk Factors included as Item 1A of our Annual Report on Form 10-K we filed with the Securities and Exchange Commission on January 29, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

The following table sets out the exhibits either filed herewith or incorporated by reference.

Exhibit	Description
3.1	Notice of Articles.(4)
3.2	Articles.(1)
3.3	Certificate of Continuation.(2)
3.4	Certificate of Change of Name dated January 6, 2014.(4)
3.5	Certificate of Change of Name dated February 11, 2015.(6)
3.6	Certificate of Change of Name dated December 23, 2020.(10)
3.7	Notice of Articles dated December 23, 2020(10)
10.1	Software Purchase Agreement between the Company and Hampshire Capital Limited. dated January 8, 2015.(5)
10.2	Service Agreement between VGrab International Ltd. and Hampshire Infotech SDN BHD dated July 12, 2015.(7)
10.3	Mobile Application Development Agreement between VGrab Asia Ltd. and Mr. Zheng Qing, Mr. Gu Xianwin and Ms. Chen Weijie dated March 5, 2019.(8)
10.4	Debt Settlement Agreement between VGrab Communications Inc. and HG Group Sdn Bhd dated July 9, 2019. (8)
10.5	Debt Settlement Agreement between VGrab Communications Inc. and Chen Weijie dated August 30, 2019. (8)
10.6	Debt Settlement Agreement between VGrab Communications Inc. and Gu Xianwin dated August 30, 2019. (8)

Exhibit	Description
10.7	Debt Settlement Agreement between VGrab Communications Inc. and Zheng Qing dated August 30, 2019. (8)
10.8	Debt Settlement Agreement between VGrab Communications Inc. and Hampshire Avenue Sdn Bhd dated September 2, 2019. (8)
10.9	Debt Settlement Agreement between VGrab Communications Inc. and Liew Choong Kong dated October 3, 2019. (8)
10.10	Debt Settlement Agreement between Mr. Lim Hun Beng and VGrab Communications Inc. dated October 6, 2020. (9)
10.11	Debt Settlement Agreement between Mr. Liong Fook Weng and VGrab Communications Inc. dated October 6, 2020. (9)
10.12	Debt Settlement Agreement between Mr. Ong See Ming and VGrab Communications Inc. dated October 6, 2020. (9)
10.13	General service agreement between Rocket Supreme S.L. and Duesenberg Inc.(11)
10.14	Employment Agreement between Duesenberg Inc. and Mr. Brendan Norman dated for reference January 15, 2021(12)
10.15	Employment Agreement between Duesenberg Inc. and Mr. Ian Thompson dated for reference January 15, 2021(12)
10.16	Debt Settlement Agreement between Mr. Lim Hun Beng and Duesenberg Technologies Inc. dated March 9, 2021 (13)
10.17	Debt Settlement Agreement between Hampshire Avenue SDN BHD and Duesenberg Technologies Inc. dated March 9, 2021 (13)
16.1	Code of Ethics.(3)
31.1	Certification of CEO pursuant to Rule 13a-14(a) and 15d-14(a).
31.2	Certification of CFO pursuant to Rule 13a-14(a) and 15d-14(a).
32.1	Certification of CEO pursuant to Section 1350 of Title 18 of the United States Code.
32.2	Certification of CFO pursuant to Section 1350 of Title 18 of the United States Code.
99.1	Audit Committee Charter(3)
101

The following unaudited interim consolidated financial statements from the registrant’s Quarterly Report on Form 10-Q for the six months ended April 30, 2021, formatted in XBRL;

(i) Condensed Consolidated Balance Sheets at April 30, 2021 and October 31, 2020;

(ii) Condensed Consolidated Statements of Operations for the Three and Six Months ended April 30, 2021 and 2020;

(iii) Condensed Consolidated Statements of Stockholders’ Deficit for the Three- and Six-month Periods Ended April 30, 2021 and 2020;

(iv) Condensed Consolidated Statement of Cash Flows for the Six Months ended April 30, 2021 and 2020; and

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

Dated:  June 21, 2021

DUESENBERG TECHNOLOGIES INC.

By:	/s/ Lim Hun Beng
Lim Hun Beng Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ Liong Fook Weng
Liong Fook Weng Chief Financial Officer (Principal Accounting Officer)