Form 10-Q
period 2021-07-31
DUESENBERG TECHNOLOGIES INC.
filed 2021-09-20
CIK 1551887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of September 20, 2021, the number of shares of the registrant’s common stock outstanding was 45,616,043.

i

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DUESENBERG TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	July 31, 2021	October 31, 2020

ASSETS

Current assets
Cash	$28,000	$11,715
Receivables	23,684	3,834
Prepaids	98,178	5,388
Total current assets	149,862	20,937

Equipment	2,337	213
Total assets	$152,199	$21,150

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$588,622	$69,525
Accrued liabilities	9,395	13,366
Due to related parties	191,705	371,650
Notes payable	104,965	67,429
Total liabilities	894,687	521,970

Stockholders’ deficit
Common stock, no par value, unlimited number authorized, 45,406,366 and 43,892,801 issued and outstanding at July 31, 2021 and October 31, 2020, respectively	8,459,283	7,171,032
Additional paid-in capital	(118,378)	19,399
Accumulated other comprehensive income	22,914	58,829
Deficit	(9,106,307)	(7,750,080)
Total stockholders’ deficit	(742,488)	(500,820)
Total liabilities and stockholders’ deficit	$152,199	$21,150

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

DUESENBERG TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Three Months Ended July 31,		Nine months ended July 31,
	2021	2020	2021	2020

Revenue	$10,225	$7,092	$30,957	$$7,092

Operating expenses
Accounting	7,417	2,193	15,909	7,121
Amortization	258	1,132	562	3,503
General and administrative expenses	39,720	23,511	127,710	47,725
Management fees	6,000	6,000	18,000	18,000
Professional fees	6,839	3,196	28,140	6,911
Regulatory and filing	6,520	11,454	23,672	22,953
Salaries and wages	128,970	67,567	387,734	220,216
Research and development costs	155,285	11,307	774,193	11,307
Travel and entertainment	1,118	182	2,028	9,089
	(352,127)	(126,542)	(1,377,948)	(346,825)
Other items
Foreign exchange	(559)	(71)	110	(15)
Impairment of deposits	-	-	-	(22,801)
Interest expense	(1,720)	(3,407)	(9,346)	(8,923)
Net loss	(344,181)	(122,928)	(1,356,227)	(371,472)

Translation to reporting currency	(9,237)	(3,432)	(35,915)	22,580
Comprehensive loss	$(353,418)	$(126,360)	$(1,392,142)	$(348,892)

Loss per share - basic and diluted	$(0.01)	$(0.00)	$(0.03)	$(0.01)

Weighted average number of shares outstanding:	45,351,050	42,112,717	44,552,742	40,482,586

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

DUESENBERG TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Common Stock
	Shares	Amount	Obligation to Issue Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit	Total

Balance at October 31, 2019	35,513,838	$5,358,377	$958,215	$233,009	$46,339	$(7,264,164)	$(668,224)

Common shares issued for services	133,333	29,333	(29,333)	-	-	-	-
Common shares issued for debt	6,465,546	928,882	(928,882)	-	-	-	-
Translation to reporting currency	-	-	-	-	(7,663)	-	(7,663)
Net loss	-	-	-	-	-	(132,635)	(132,635)
Balance at January 31, 2020	42,112,717	6,316,592	-	233,009	38,676	(7,396,799)	(808,522)

Translation to reporting currency	-	-	-	-	33,675	-	33,675
Net loss	-	-	-	-	-	(115,909)	(115,909)
Balance at April 30, 2020	42,112,717	6,316,592	-	233,009	72,351	(7,512,708)	(890,756)

Translation to reporting currency	-	-	-	-	(3,432)	-	(3,432)
Net loss	-	-	-	-	-	(122,928)	(122,928)
Balance at July 31, 2020	42,112,717	$6,316,592	$-	$233,009	$68,919	$(7,635,636)	$(1,017,116)

Balance at October 31, 2020	43,892,801	$7,171,032	$-	$19,399	$58,829	$(7,750,080)	$(500,820)

Translation to reporting currency	-	-	-	-	(19,500)	-	(19,500)
Net loss	-	-	-	-	-	(759,165)	(759,165)
Balance at January 31, 2021	43,892,801	7,171,032	-	19,399	39,329	(8,509,245)	(1,279,485)

Common shares issued for private placements	833,333	673,000	-	-	-	-	673,000
Common shares issued for debt	617,404	598,882	-	(135,829)	-	-	463,053
Translation to reporting currency	-	-	-	-	(7,178)	-	(7,178)
Net loss	-	-	-	-	-	(252,881)	(252,881)
Balance at April 30, 2021	45,343,538	8,442,914	-	(116,430)	32,151	(8,762,126)	(403,491)

Common shares issued for debt	62,828	26,074	-	(1,948)	-	-	24,126
Share issuance costs	-	(9,705)	-	-	-	-	(9,705)
Translation to reporting currency	-	-	-	-	(9,237)	-	(9,237)
Net loss	-	-	-	-	-	(344,181)	(344,181)
Balance at July 31, 2021	45,406,366	$8,459,283	$-	$(118,378)	$22,914	$(9,106,307)	$(742,488)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

DUESENBERG TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Nine months ended July 31,
	2021	2020

Cash flow used in operating activities
Net loss	$(1,356,227)	$(371,472)
Adjustments to reconcile net loss to net cash used in operating activities
Accrued interest on related party notes	5,435	6,047
Accrued interest on notes payable	3,800	2,876
Amortization	562	3,503
Foreign exchange	(34,106)	5,566
Impairment of deposits	-	22,801
Changes in operating assets and liabilities
Receivables	(19,796)	-
Prepaids	(92,218)	(3,134)
Accounts payable and accrued liabilities	511,854	5,848
Due to related parties	9,353	38,713
Accrued salaries due to related parties	202,729	160,661
Net cash used in operating activities	(768,614)	(128,591)

Cash flows used in investing activities
Purchase of equipment	(2,760)	-
Net cash used in investing activities	(2,760)	-

Cash flows provided by financing activities
Common shares issued for private placements	673,000	-
Share issuance costs	(9,705)	-
Loans payable to related party	95,152	125,875
Notes payable	29,000	-
Net cash provided by financing activities	787,447	125,875

Effect of exchange rate changes on cash	212	(235)

Net increase/(decrease) in cash	16,285	(2,951)
Cash, beginning	11,715	19,806
Cash, ending	$28,000	$16,855

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

DUESENBERG TECHNOLOGIES INC.

NOTES TO THE UNAUDITED INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2021

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

On May 21, 2021, the Company incorporated Duesenberg Heritage LLC, a Nevada corporation (the “Duesenberg Heritage”), with a purpose to reproduce very limited Duesenberg Heritage vehicles which were originally manufactured in the 1920s and 1930s; such as the Duesenberg Model J and Boat Tail series.

On December 23, 2020, the Company changed its name to Duesenberg Technologies Inc. (the “Name Change”). To effect the Name Change, the Company filed a Notice of Alteration with the British Columbia Registrar of Companies. On December 30, 2020, the Company’s common shares commenced trading on the OTC Markets under the new ticker symbol DUSYF.

As of the date of these interim condensed consolidated financial statements, the Company has the following subsidiaries:

Name	Incorporation	Incorporation Date
VGrab International Ltd.	Labuan Companies Act 1990, Federal Territory of Labuan, Malaysia	June 24, 2015
Duesenberg Malaysia Sdn Bhd. (formerly VGrab Communications Malaysia Sdn Bhd)	Malaysia Companies Act 2016	May 17, 2018
Duesenberg Technologies Evolution Ltd (formerly VGrab Asia Limited)	Companies Ordinance, Chapter 622 of the Laws of Hong Kong	February 18, 2019
Duesenberg Inc.	Nevada, USA	November 1, 2019
Duesenberg Heritage LLC	Nevada, USA	May 21, 2021

Basis of Presentation

The unaudited interim condensed consolidated financial statements of the Company are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended October 31, 2020, included in the Company’s Annual Report on Form 10-K, filed with the SEC on January 29, 2021. The unaudited interim condensed consolidated financial statements of the Company should be read in conjunction with those financial statements for the year ended October 31, 2020, included in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three- and nine-month periods ended July 31, 2021, are not necessarily indicative of the results that may be expected for the year ending October 31, 2021.

Going Concern

The Company’s interim condensed consolidated financial statements are prepared on a going concern basis in accordance with GAAP which contemplate the realization of assets and discharge of liabilities and commitments in the normal course of business. To date the Company has generated a total of $48,358 in revenue from its operating activities and has accumulated losses of $9,106,307 since inception. Continuation of the Company as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and ultimately upon its ability to achieve profitable operations. To date the Company has funded its operations through the issuance of capital stock and debt. Management plans to continue raising additional funds through equity and/or debt financing. The outcome of these efforts cannot be predicted with any certainty and raises substantial doubt that the Company will be able to continue as a going concern. These unaudited interim condensed consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

The following amounts were due to related parties as at:

	July 31, 2021	October 31, 2020
Due to a major shareholder for payments made on behalf of the Company(a)	$1,297	$1,294
Notes payable to a major shareholder(b)	212	300,818
Due to the Chief Executive Officer (“CEO”) and Director of the Company(a)	-	39,393
Due to a company controlled by the CEO and Director of the Company(a)	4,739	-
Due to the Chief Financial Officer (“CFO”) and Director of the Company(a)	71,094	24,145
Due to a Director of the Company(a)	24,000	6,000
Due to the former Chief Technical Officer (“CTO”) of the Company’s subsidiary(a)	50,323	-
Due to the Chief Strategy Officer (“CSO”) of the Company’s subsidiary(a)	40,040	-
Total due to related parties	$191,705	$371,650

(a) Amounts are unsecured, due on demand and bear no interest.

(b) Amounts are unsecured, due on demand and bear interest at 4% per annum.

During the nine-month period ended July 31, 2021, the Company recorded $5,435 (2020 - $6,047) in interest expense associated with its liabilities under the notes payable issued to the major shareholder.

During the nine-month period ended July 31, 2021, the Company received $95,152 (2020 - $130,842) in exchange for the notes payable to Hampshire Avenue SDN BHD (“Hampshire Avenue”), a parent company of Hampshire Capital Limited and Hampshire Infotech SDN BHD. The loans bear interest at 4% per annum, are unsecured and payable on demand.

During the second quarter of the Company’s Fiscal 2021, Hampshire Avenue agreed to convert a total of $385,950, the Company owed at January 31, 2021, consisting of principal amount of $368,961 and interest accrued of $16,989 into 514,600 shares of the Company’s common stock (Note 6). These shares were issued on March 9, 2021. During the third quarter of the Company’s Fiscal 2021, Hampshire Avenue agreed to convert a further $24,126, the Company owed at April 30, 2021, into 62,828 shares of the Company’s common stock (Note 6). These shares were issued on July 20, 2021.

During the nine-month period ended July 31, 2020, the Company repaid $4,967 in loans advanced from Hampshire Avenue; these payments were made in cash.

During the nine-month period ended July 31, 2021, the Company incurred $83,477 (2020 - $89,256) in wages and salaries to Mr. Lim Hun Beng, the Company’s CEO, President, and director. In addition, the Company incurred $21,878 (2020 - $18,864) in reimbursable expenses with Mr. Lim. During the second quarter of the Company’s Fiscal 2021, Mr. Lim agreed to convert a total of $77,103 the Company owed him at January 31, 2021, into 102,804 shares of the Company’s common stock (Note 6). These shares were issued on March 9, 2021. In addition, the Company advanced a total of $162,239 to Mr. Lim as prepayment of his future services. Of this amount, the Company applied $73,223 to the accrued salaries and reimbursable expenses the Company owed to Mr. Lim as at July 31, 2021; the remaining $89,016 advanced to Mr. Lim the Company recorded as part of prepaid expenses.

During the nine-month period ended July 31, 2021, the Company incurred $63,946 (2020 - $71,405) in wages and salaries to Mr. Liong Fook Weng, the Company’s CFO, and director. In addition, the Company incurred $3,145 (2020 - $1,849) in reimbursable expenses with Mr. Liong.

During the nine-month period ended July 31, 2021, the Company incurred $18,000 (2020 - $18,000) in management fees to its director, Mr. Ong See-Ming.

During the nine-month period ended July 31, 2021, the Company incurred $57,823 (2020 - $Nil) in management fees to its CTO, Mr. Ian Thompson. Mr. Thompson resigned from his position as the CTO of the Company on May 11, 2021. Subsequent to July 31, 2021, the Company and Mr. Thompson reached an agreement to convert the full amount the Company owed to Mr. Thompson at his resignation, being $50,323, into 209,677 shares of the Company’s common stock.

During the nine-month period ended July 31, 2021, the Company incurred $97,500 (2020 - $Nil) in management fees to its CSO, Mr. Brendan Norman.

During the nine-month period ended July 31, 2021, the Company recognized $21,925 in revenue from licensing and maintenance of its SMART Systems applications to a non-arms’ length entity.

On May 1, 2021, Duesenberg Malaysia Sdn Bhd., engaged Hampshire Automotive Sdn Bhd. (“Hampshire Automotive”) a private company of which Mr. Joe Lim is a 33% shareholder, to assist the Company with engineering and drafting of the Duesenberg Heritage vehicles. As part of the services, Hampshire Automotive agreed to convert the existing Duesenberg heritage car and parts the Company acquired into 3D digital drawing, which will then be used to manufacture new vehicles. During the nine-month period ended July 31, 2021, the Company paid Hampshire Automotive $154,217 for the services, which were recorded as part of research and development fees.

NOTE 4 - EQUIPMENT

Changes in the net book value of the equipment at July 31, 2021 and at October 31, 2020 are as follows:

	July 31, 2021	October 31, 2020
Book value, beginning of the period	$213	$4,559
Changes during the period	2,760	-
Amortization	(562)	(4,353)
Foreign exchange	(74)	7
Book value, end of the period	$2,337	$213

NOTE 5 - NOTES PAYABLE

On July 31, 2019, one of the vendors of the Company agreed to defer repayment of CAD$83,309 the Company owed to the vendor. The deferred amount accrues interest at 6% per annum compounded monthly, is unsecured, and is payable on or after August 31, 2021 (the “6% Note Payable”). During the nine-month period ended July 31, 2021, the Company accrued $3,194 in interest on the 6% Note Payable (2020 - $2,876). As at July 31, 2021, the Company owed a total of $75,360 under the 6% Note Payable (2020 - $67,429).

During the nine-month period ended July 31, 2021, the Company received $29,000 in exchange for 4% notes payable due on demand (the “4% Notes Payable”). The Company accrued $605 in interest on the 4% Notes Payable (2020 - $Nil). As at July 31, 2021, the Company owed a total of $29,605 under the 4% Notes Payable (2020 - $Nil).

NOTE 6 - COMMON STOCK

On April 9, 2021, the Company closed a private placement financing by issuing 233,333 shares of its common stock (the “Shares”) at $0.75 per Share for gross proceeds of $175,000. On April 15, 2021, the Company closed a second private placement financing by issuing further 600,000 Shares at $0.83 per Share for the gross proceeds of $498,000. The Shares were issued pursuant to the provisions of Regulation S of the United States Securities Act of 1933, as amended (the “Act”) to the persons who are not residents of the United States and are otherwise not “U.S. Persons” as that term is defined in Rule 902(k) of Regulation S of the Act. The Company recorded $9,705 in share issuance costs associated with these financings.

On March 9, 2021, Mr. Lim, the Company’s President, CEO and major shareholder, and Hampshire Avenue SDN BHD, the Company’s major shareholder, agreed to convert a total of $463,053 the Company owed on account of services and cash advances provided to it as at January 31, 2021, into 617,404 shares of the Company’s common stock (Note 3). The conversion of debt to shares was as follows:

Description	Total amount converted	Number of shares issued	Fair market value of issued shares	Loss on conversion of debt(1)
Shares issued for the notes payable to a major shareholder	$385,950	514,600	$499,162	$113,212
Shares issued for amounts owed to the CEO and Director of the Company	77,103	102,804	99,720	22,617
Total	$463,053	617,404	$598,882	$135,829

(1)  The loss on conversion of debt to shares with related parties was recorded as part of additional paid-in capital.

On July 20, 2021, Hampshire Avenue SDN BHD, agreed to convert further $24,126 the Company owed on account of cash advances provided to it as at April 30, 2021, into 62,828 shares of the Company’s common stock (Note 3). The conversion of debt to shares was as follows:

Description	Total amount converted	Number of shares issued	Fair market value of issued shares	Loss on conversion of debt(1)
Shares issued for the notes payable to a major shareholder	$24,126	62,828	$26,074	$1,948
Total	$24,126	62,828	$26,074	$1,948

(1)  The loss on conversion of debt to shares with related party was recorded as part of additional paid-in capital.

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

While we consider these assumptions as reasonable, based on information currently available to us, these assumptions may prove to be incorrect. Actual results may vary from such forward-looking information for a variety of reasons, including but not limited to risks and uncertainties disclosed in the section titled “Part II - Item 1A - Risk Factors.”

You are cautioned not to place undue reliance on these forward-looking statements, which relate only to events as of the date on which the statements are made. Except as required by applicable securities laws, we undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this quarterly report. You should refer to and carefully review the information in future documents we file with the Securities and Exchange Commission (the “SEC”).

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

As of the date of this Quarterly Report on Form 10-Q we have the following subsidiaries:

Name	Incorporation	Incorporation Date
VGrab International Ltd.	Labuan Companies Act 1990, Federal Territory of Labuan, Malaysia	June 24, 2015
Duesenberg Malaysia Sdn Bhd. (formerly VGrab Communications Malaysia Sdn Bhd)	Malaysia Companies Act 2016	May 17, 2018
Duesenberg Technologies Evolution Ltd (formerly VGrab Asia Limited)	Companies Ordinance, Chapter 622 of the Laws of Hong Kong	February 18, 2019
Duesenberg Inc.	Nevada, USA	November 1, 2019
Duesenberg Heritage LLC	Nevada, USA	May 21, 2021

On June 24, 2015, we formed a subsidiary, VGrab International Ltd., (“VGrab International”) under the Labuan Companies Act 1990 in Federal Territory of Labuan, Malaysia. The initial focus of the VGrab International was to continue development of the VGrab Application, which we acquired in our fiscal 2016 year and continue its market penetration in Southeast Asia.  The VGrab Application is a free mobile voucher application developed for smartphones using the Android and Apple iOS operating systems and allows users to redeem vouchers on their smartphones at a number of retailers and merchants. As of the date of this Quarterly Report on Form 10-Q, VGrab International is being wound down as all the business operations were moved to Duesenberg Malaysia Sdn Bhd., which we incorporated on May 17, 2018, under the Malaysia Companies Act 2016 in Malaysia (“Duesenberg Malaysia”). The main business objective of Duesenberg Malaysia is to facilitate online promotions, advertising and e-commerce.

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

On February 18, 2019, we formed another subsidiary, VGrab Asia Limited, which we renamed to Duesenberg Technologies Evolution Ltd (“Duesenberg Evolution”). The main business objective of Duesenberg Evolution is to facilitate online promotions, advertising and e-commerce to its potential customer base in P.R. China.

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

On January 8, 2021, Duesenberg NV signed an agreement with Rocket Supreme, the Barcelona, Spain automotive design house established by Christopher Reitz. The agreement is the first step towards creating a network of suppliers required to successfully complete the Duesenberg EV development project. As of the date of this Quarterly Report on Form 10-Q, we have received initial ergonomics exterior and interior data sheets and CAS IGES files as well as the initial drafts of the exterior and interior designs for the Duesenberg EV. We expect the final design of the first Duesenberg EV to be released in mid to late 2022. Based on the initial drafts, we commenced negotiations with various manufacturers required to continue the development and manufacturing of the required components for the Duesenberg’s EV.

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

In order to support the development and future production of Duesenberg EV as well as Duesenberg Heritage vehicles, we will require significant financing. During the nine-month period ended July 31, 2021, we have closed two private placement financings (the “Financings”) by issuing a total of 833,333 shares of our common stock (the “Shares”) for gross proceeds of $673,000. The Shares were issued pursuant to the provisions of Regulation S of the United States Securities Act of 1933, as amended (the “Act”) to the persons who are not residents of the United States and are otherwise not “U.S. Persons” as that term is defined in Rule 902(k) of Regulation S of the Act. The funds we have raised in the above Financings are not sufficient to bring our Duesenberg EV and Duesenberg Heritage vehicle production plans to completion, and we will require additional funding. We cannot assure the reader that we will be successful in securing the further funding as required.

Recent Corporate Events

The following corporate developments have occurred during the third quarter ended July 31, 2021, and up to the date of the filing of this Quarterly Report:

Management Changes

On May 11, 2021, Mr. Ian G Thompson  resigned from his position as the Chief Technical Officer of Duesenberg Inc. in order to pursue other personal and business commitments. Mr. Thompson has confirmed that he has no disagreement with the Company’s management and board of directors and there is no matter relating to his resignation that needs to be brought to the attention of the shareholders of the Company.

On August 30, 2021, Mr. Thompson agreed to convert the full amount we owed to him at resignation, being $50,323, into 209,677 shares of our common stock. The conversion of debt was approved by the directors of the Company on September 10, 2021.

Debt Restructuring

On July 16, 2021, Hampshire Avenue, our major shareholder, agreed to convert a total of $24,126 we owed for cash advances provided to us by Hampshire Avenue into 62,828 shares of our common stock.

Engagement of Veritas Consulting Group Inc. for Corporate Consulting and Investor Relation Services

On June 22, 2021, we engaged Veritas Consulting Group Inc. (“Veritas”) to provide corporate consulting and investor relation services. We agreed to pay Veritas $15,000 a month for these services. The agreement is for one year with either party having the right to terminate upon thirty-days’ notice.

In addition, our registered shareholder, Mr. Lim Kaishen (the “Shareholder”), has entered into an agreement with Veritas for the general business development consultation services to be provided to us in exchange for 300,000 shares of our common stock that were held by the Shareholder. This agreement is for one year with either party having the right to terminate within the first three months of services provided. The Shareholder transferred 150,000 shares upon signing the agreement and agreed to transfer remaining 150,000 shares after three months of services have been provided. Upon transfer, the shares will remain restricted under rule 144. We agreed to reimburse the Shareholder for the shares he has provided to Veritas on a one for one basis, provided the services have been rendered.

The services to be provided by Veritas include (i) corporate consulting by way of introductions to financial relations companies and financial services; (ii) communicating with our existing shareholders; and (iii) introduce the Company to various securities dealers, investment advisors, analysts, funding sources, and other members of the financial community, and (iv) generally assist us in our efforts to enhance our visibility in the financial community. Veritas is a New York, Wall Street-based Company made up of seasoned veterans with decades of public market experience and the passion to see companies achieve their goals.

Engagement of Hampshire Automotive Sdn Bhd to Provide Engineering and Computer Drafting Services

On April 16, 2021, Duesenberg Malaysia Sdn Bhd., engaged Hampshire Automotive Sdn Bhd. (“Hampshire Automotive”), a private company of which Mr. Joe Lim is a 33% shareholder, to assist the Company with engineering and drafting of the Duesenberg Heritage vehicles. As part of the services, Hampshire Automotive agreed to convert the existing Duesenberg heritage car drawings and parts the Company acquired previously into 3D digital drawings, which will then be used as a blueprint for manufacturing new vehicles. The Company agreed to pay Hampshire Automotive approximately $760,000 (RM3,200,000) for its services, which will include 3D digital drawings, Vehicle Technology Development, Propulsion System and Electrical Architecture, and Vehicle Attribute Engineering and Optimization.

Summary of Financial Condition

	July 31, 2021	October 31, 2020
Working capital deficit	$(744,825)	$(501,033)
Current assets	$149,862	$20,937
Total liabilities	$894,687	$521,970
Common stock and additional paid-in capital	$8,340,905	$7,190,431
Deficit	$(9,106,307)	$(7,750,080)
Accumulated other comprehensive income	$22,914	$58,829

Results of Operation

Our operating results for the three-and nine-month periods ended July 31, 2021 and 2020, and the changes in the operating results between those periods are summarized in the table below.

Three and Nine Months Summary

	Three Months Ended July 31,		Percentage	Nine Months Ended July 31,		Percentage
	2021	2020	Change	2021	2020	Change
Revenue	$ 10,225	$ 7,092	44%	$ 30,957	$ 7,092	337%
Operating expenses	(352,127)	(126,542)	178%	(1,377,948)	(346,825)	297%
Foreign exchange	(559)	(71)	687%	110	(15)	(833)%
Impairment of deposits	-	-	n/a	-	(22,801)	(100)%
Interest expense	(1,720)	(3,407)	(50)%	(9,346)	(8,923)	5%
Net loss	(344,181)	(122,928)	180%	(1,356,227)	(371,472)	265%
Translation to reporting currency	(9,237)	(3,432)	169%	(35,915)	22,580	(259)%
Comprehensive loss	$(353,418)	$(126,360)	180%	$(1,392,142)	$(348,892)	299%

Revenue

During the three- and nine-month periods ended July 31, 2021, we generated $7,223 and $21,925, respectively, in revenue from our SMART Systems software licensing and maintenance of the applications required to run SMART Systems (2020 - $7,092 for three- and nine-month periods ended July 31, 2020, respectively). Our first customer is Duesey Coffee and Chocolates Sdn Bhd (“Duesey Coffee”), of which Mr. Lim is a 50% shareholder. In addition, we generated $3,002 and $9,032, respectively, from WeChat Online product, which was developed specifically for Duesey Coffee in P.R. China, which is managed by Shanghai Duesenberg Marketing Planning Co Ltd, our second customer (2020 - $Nil for three- and nine-month periods ended July 31, 2020, respectively). Due to current market uncertainty associated with COVID-19 we agreed to bill our customers set monthly fees for these services without entering into any termed contracts, which will allow us or our customers to cancel the services any time. Duesey Coffee agreed to a monthly fee of 10,000 Malaysian Ringgit (approximately USD$2,450), Shanghai Duesenberg Marketing Planning Co Ltd. agreed to a monthly fee of USD$1,000.

Operating Expenses

Our operating expenses for the three- and nine-month periods ended July 31, 2021 and 2020, consisted of the following:

	Three Months Ended July 31,		Percentage	Nine Months Ended July 31,		Percentage
	2021	2020	Change	2021	2020	Change
Operating expenses:
Accounting	$ 7,417	$ 2,193	238%	$ 15,909	$ 7,121	123%
Amortization	258	1,132	(77)%	562	3,503	(84)%
General and administrative expenses	39,720	23,511	69%	127,710	47,725	168%
Management fees	6,000	6,000	0%	18,000	18,000	0%
Professional fees	6,839	3,196	114%	28,140	6,911	307%
Regulatory and filing	6,520	11,454	(43)%	23,672	22,953	3%
Research and development costs	155,285	11,307	1,273%	774,193	11,307	6,747%
Salaries and wages	128,970	67,567	91%	387,734	220,216	76%
Travel and entertainment	1,118	182	514%	2,028	9,089	(78)%
Total	$ 352,127	$ 126,542	178%	$1,377,948	$ 346,825	297%

During the three-month period ended July 31, 2021, our operating expenses increased by $225,585 or 178% from $126,542, for the three months ended July 31, 2020, to $352,127 for the three months ended July 31, 2021. The most significant change in our operating expenses was associated with $155,285 in research and development costs we incurred for the digitization of the drawings and the blueprints of Duesenberg Heritage vehicles, which we commissioned from Hampshire Automotive; during the comparative period ended July 31, 2020, our research and development costs were $11,307. The second largest change to our operating expenses was associated with $128,970 in salaries and wages we paid or accrued to our employees and management, a $61,403 increase, as compared to $67,567 we incurred during the three-month period ended July 31, 2020. Our general and administrative expenses increased by $16,209 to $39,720, as compared to $23,511 we incurred during the three-month period ended July 31, 2020, of the total spent on general and administrative expenses, corporate communication fees accounted for $26,365 (2020 - $(1)) and the administrative fees accounted for $12,195 (2020 - $10,975). Other notable expenses included $6,839 in professional fees, which increased by $3,643 from $3,196 we incurred during the three-month period ended July 31, 2020; $6,000 in management fees, which did not change in comparison to the three-month period ended July 31, 2020; and $7,417 in accounting fees, which increased by $5,224, from $2,193 we incurred during the three-month period ended July 31, 2020. These increases were in part offset by $4,934 decrease in regulatory and filing fees from $11,454 we incurred during the three-month period ended July 31, 2020, to $6,520 for the three-month period ended July 31, 2021.

On a year-to-date basis, our operating expenses increased by $1,031,123 or 297% from $346,825 for the nine months ended July 31, 2020, to $1,377,948 for the nine months ended July 31, 2021. The most significant change in our operating expenses was associated with $774,193 in research and development costs which included $618,908 we recorded for initial ergonomics exterior and interior data sheets and CAS IGES files for the Duesenberg EV commissioned from Rocket Supreme, and $155,285 in fees for digitization of the drawings and the blueprints of Duesenberg Heritage vehicles, which we commissioned from Hampshire Automotive; during the comparative period ended July 31, 2020, our research and development fees were $11,307. Our salaries and wages increased by $167,518 from $220,216 we incurred during the nine-month period ended July 31, 2020, to $387,734 we incurred during the nine-month period ended July 31, 2021, the increase was mainly associated with employment agreements for our new CSO and CTO. Other notable expenses included $18,000 in management fees, which did not change in comparison to the nine-month period ended July 31, 2020; $15,909 in accounting fees, which increased by $8,788 as compared to $7,121 we incurred during the nine-month period ended July 31, 2020; $28,140 in professional fees, which increased by $21,229 from $6,911 we incurred during the nine-month period ended July 31, 2020, and $23,672 in regulatory fees, a $719 increase as compared to $22,953 we incurred during the nine-month period ended July 31, 2020.

The above increases were in part offset by decreased travel and entertainment expenses, which during the nine-month period ended July 31, 2021, totaled $2,028 as compared to $9,089 we incurred during the comparative period in our fiscal 2020 year, this decrease was associated with reduced travel requirements associated with COVID-19 travel bans imposed by various federal governments. In addition, our amortization expense decreased by $874 and $2,941 for the three- and nine-month periods ended July 31, 2021, to $258 and $562, respectively.

Other Items

During the three months ended July 31, 2021, we recorded $1,720 (2020 - $3,407) in interest expense and $559 in realized foreign exchange loss (2020 - $71) associated with the fluctuation in foreign exchange rates between the US, Canadian, Malaysian, and Hong Kong currencies.

During the nine months ended July 31, 2021, we recorded $9,346 (2020 - $8,923) in interest expense, of which $5,435 (2020 - $6,047) was associated with the liabilities under the notes payable we issued to our major shareholder, and $3,800 (2020 - $2,876) was accrued on the third-party notes payable; we also recorded $110 in realized foreign exchange gain (2020 - $15 loss) associated with the fluctuation in foreign exchange rates between the US, Canadian, Malaysian, and Hong Kong currencies.

During the nine months ended July 31, 2020, we recognized a $22,801 impairment on deposit paid by our subsidiary, VGrab Asia, to a vendor, as underlying agreement to supply certain commodities the Company acquired for trading fell through. We did not have similar transactions during the current period ended July 31, 2021.

Translation to Reporting Currency

Changes in translation to reporting currency result from differences between our functional currencies, being the Canadian dollar for the parent Company, Malaysian Ringgit for Duesenberg Malaysia, and Hong Kong Dollar for Duesenberg Evolution, and our reporting currency, being the United States dollar. These differences are caused by fluctuation in foreign exchange rates between the four currencies as well as different accounting treatments between various financial instruments. During the three- and nine-month periods ended July 31, 2021, we recognized $9,237 and $35,915 loss on translation to reporting currency, as compared to $3,432 loss and $22,580 gain we recognized for the three- and nine-month periods ended July 31, 2020.

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

Based on our current plans, we expect to incur operating losses in future periods. At July 31, 2021, we had a working capital deficit of $744,825 and accumulated losses of $9,106,307 since inception. These factors raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we will be able to generate significant revenues in the future. Our unaudited condensed consolidated financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern. Therefore, we may be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

Working Capital Deficit

	At July 31, 2021	At October 31, 2020
Current assets	$149,862	$20,937
Current liabilities	(894,687)	(521,970)
Working capital deficit	$(744,825)	$(501,033)

During the nine-month period ended July 31, 2021, our working capital deficit increased by $243,792, from $501,033 as at October 31, 2020, to $744,825 as at July 31, 2021. The increase in the working capital deficit was primarily related to an increase in our current liabilities of $372,717. This change was associated with a $519,097 increase in amounts payable to our vendors, mainly on account of amounts due for the design fees of our Duesenberg EV, and a $37,536 increase in notes payable we issued to our lenders. These increases were offset by a $179,945 decrease in the amounts due to our related parties associated with a conversion to Shares of $77,103 we owed to Mr. Lim on account of unpaid salary and reimbursable expenses, and a conversion to Shares of $410,076 we owed to Hampshire Avenue under the 4% notes payable. Our accrued liabilities decreased by $3,971. The increase in our current liabilities was partially offset by an increase in our current assets of $128,925 which resulted from cash we received on closing of two concurrent private placement financing whereby we issued a total of 833,333 shares for gross proceeds of $673,000, and an increase to a prepaid expense of $92,790, which was associated with advance payment of future wages and other reimbursable expenses we made to Mr. Joe Lim. In addition, our receivables increased by $19,850 and were in part associated with GST receivable on Canadian operations, and with the amounts to be collected from our customers.

Cash Flows

	Nine Months Ended July 31,
	2021	2020
Net cash used in operating activities	$(768,614)	$(128,591)
Net cash used in investing activities	(2,760)	-
Net cash provided by financing activities	787,447	125,875
Effect of exchange rate changes on cash	212	(235)
Net increase/(decrease) in cash	$16,285	$(2,951)

Net cash used in operating activities

During the nine-month period ended July 31, 2021, we used $768,614 to support our operating activities. This cash was used to cover our cash operating expenses of $1,380,536, to increase our receivables by $19,796, and to increase our prepaids by $92,218. These uses of cash were offset by increases in our accounts payable and accrued liabilities of $511,854, an increase to accrued salaries payable to our management team of $202,729, and by an increase to amounts due to our related parties of $9,353.

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

Non-cash operating activities

During the nine-month period ended July 31, 2021, we recorded $5,435 in interest on our notes payable to Hampshire Avenue and $3,800 in interest to third-party lenders under notes payable. In addition, we recorded $562 in amortization of our office equipment, and $34,106 in foreign exchange fluctuation between the US, Canadian, Malaysian, and Hong Kong currencies.

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

Net cash used in investing activities

During the nine-month period ended July 31, 2021, we used $2,760 to acquire computers and other office equipment. We did not have any investing activities during the nine months ended July 31, 2020.

Net cash provided by financing activities

During the nine-month period ended July 31, 2021, we received $95,152 under loan agreements with Hampshire Avenue. The loans bear interest at 4% per annum, are unsecured and payable on demand. In addition, we borrowed $29,000 from third-party-lenders under 4% demand notes payable. During the nine-month period ended July 31, 2021, we received $673,000 in proceeds from two separate private placement financings by issuing a total of 833,333 shares of our common stock. We paid $9,705 in share issuance costs associated with these private placements.

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

As of July 31, 2021, we had cash on hand of $28,000 and working capital deficit of $744,825, which raises substantial doubt about our continuation as a going concern. During the nine-month period ended July 31, 2021, we closed two concurrent private placement financings for net proceeds of $663,295, however, these funds will not be sufficient to complete our current business plans, and we will require additional financing.

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

Foreign Currency Translation and Transaction

The Parent Company’s functional currency is the Canadian dollar, Duesenberg Malaysia’s functional currency is Malaysian Ringgit, and Duesenberg Evolution’s functional currency is Hong Kong dollar, the Company’s reporting currency is the United States dollar. VGrab International’s, Duesenberg NV’s, and Duesenberg Heritage functional and reporting currency is the United States dollar. The Company translates assets and liabilities to US dollars using reporting date exchange rates, and translates revenues and expenses using average exchange rates during the period. Gains and losses arising on translation to the reporting currency are included in the other comprehensive income.

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

At July 31, 2021, we had $12,369 in cash on deposit with a large chartered Canadian bank, $15,170 in cash on deposits with a bank in Malaysia, and $461 in cash on deposits with a bank in Hong Kong. As part of our cash management process, we perform periodic evaluations of the relative credit standing of these financial institutions. We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended July 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

We incorporate by reference the Risk Factors included as Item 1A of our Annual Report on Form 10-K we filed with the Securities and Exchange Commission on January 29, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 9, 2021, we entered into debt settlement agreements (the “Agreements”) with Mr. Lim Hun Beng, the Company’s CEO, President and the majority shareholder, and Hampshire Avenue SDN BHD, the Company’s major shareholder, (together referred here as the “Debt Holders”), whereby we proposed and the Debt Holders agreed to convert a total of $463,053 owed to the Debt Holders into 617,404 restricted common shares (the “Shares”) of the Company.

On July 20, 2021, Hampshire Avenue SDN BHD, agreed to convert further $24,126 we owed on account of cash advances provided to us as at April 30, 2021, into 62,828 Shares.

The shares were issued pursuant to the provisions of Regulation S of the United States Securities Act of 1933, as amended (the “Act”). The subscribers represented that they were not “U.S. Persons” as that term is defined in Rule 902(k) of Regulation S promulgated under the Act, as amended, and that they were “accredited investors” as that term is defined under National Instrument 45-106 -Prospectus and Registration Exemptions.

On April 9, 2021, we closed a private placement financing by issuing 233,333 Shares at $0.75 per share for gross proceeds of $175,000. The Shares were issued pursuant to the provisions of Regulation S of the Act to the persons who are not residents of the United States and are otherwise not “U.S. Persons” as that term is defined in Rule 902(k) of Regulation S of the Act.

On April 15, 2021, we closed a private placement financing by issuing 600,000 Shares at $0.83 per share for gross proceeds of $498,000. We paid $9,705 in share issuance costs associated with this private placement. The Shares were issued pursuant to the provisions of Regulation S of the Act to the persons who are not residents of the United States and are otherwise not “U.S. Persons” as that term is defined in Rule 902(k) of Regulation S of the Act.

On September 10, 2021, Mr. Thompson, our former CTO agreed to convert the full amount we owed him at his resignation, being $50,323, into 209,677 Shares. The shares were issued pursuant to the provisions of Rule 506(b) of Regulation D of the Act, as Mr. Thompson confirmed that he qualifies as “accredited investors” as that term is defined under Regulation D of the Act.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

The following table sets out the exhibits either filed herewith or incorporated by reference.

Exhibit	Description
3.1	Notice of Articles.(4)
3.2	Articles.(1)
3.3	Certificate of Continuation.(2)
3.4	Certificate of Change of Name dated January 6, 2014.(4)
3.5	Certificate of Change of Name dated February 11, 2015.(6)
3.6	Certificate of Change of Name dated December 23, 2020.(10)
3.7	Notice of Articles dated December 23, 2020(10)
10.1	Software Purchase Agreement between the Company and Hampshire Capital Limited. dated January 8, 2015.(5)
10.2	Service Agreement between VGrab International Ltd. and Hampshire Infotech SDN BHD dated July 12, 2015.(7)
10.3	Mobile Application Development Agreement between VGrab Asia Ltd. and Mr. Zheng Qing, Mr. Gu Xianwin and Ms. Chen Weijie dated March 5, 2019.(8)
10.4	Debt Settlement Agreement between VGrab Communications Inc. and HG Group Sdn Bhd dated July 9, 2019. (8)
10.5	Debt Settlement Agreement between VGrab Communications Inc. and Chen Weijie dated August 30, 2019. (8)
10.6	Debt Settlement Agreement between VGrab Communications Inc. and Gu Xianwin dated August 30, 2019. (8)
10.7	Debt Settlement Agreement between VGrab Communications Inc. and Zheng Qing dated August 30, 2019. (8)
10.8	Debt Settlement Agreement between VGrab Communications Inc. and Hampshire Avenue Sdn Bhd dated September 2, 2019. (8)
10.9	Debt Settlement Agreement between VGrab Communications Inc. and Liew Choong Kong dated October 3, 2019. (8)
10.10	Debt Settlement Agreement between Mr. Lim Hun Beng and VGrab Communications Inc. dated October 6, 2020. (9)
10.11	Debt Settlement Agreement between Mr. Liong Fook Weng and VGrab Communications Inc. dated October 6, 2020. (9)
10.12	Debt Settlement Agreement between Mr. Ong See Ming and VGrab Communications Inc. dated October 6, 2020. (9)
10.13	General service agreement between Rocket Supreme S.L. and Duesenberg Inc.(11)
10.14	Employment Agreement between Duesenberg Inc. and Mr. Brendan Norman dated for reference January 15, 2021(12)
10.15	Employment Agreement between Duesenberg Inc. and Mr. Ian Thompson dated for reference January 15, 2021(12)
10.16	Debt Settlement Agreement between Mr. Lim Hun Beng and Duesenberg Technologies Inc. dated March 9, 2021 (13)
10.17	Debt Settlement Agreement between Hampshire Avenue SDN BHD and Duesenberg Technologies Inc. dated March 9, 2021 (13)
10.18	Digitalization Development Agreement between Hampshire Automotive Sdn Bhd and Duesenberg Technologies Malaysia Sdn Bhd dated April 16, 2021
10.19	Consulting Agreement between the Company and Veritas Consulting Group Inc. dated June 22, 2021.(14)
10.20	Share Reimbursement Agreement with Lim Kaishen dated August 6, 2021.
10.21	Debt Settlement Agreement between Mr. Ian George Thompson and Duesenberg Technologies Inc. dated August 30, 2021

Exhibit	Description
16.1	Code of Ethics.(3)
31.1	Certification of CEO pursuant to Rule 13a-14(a) and 15d-14(a).
31.2	Certification of CFO pursuant to Rule 13a-14(a) and 15d-14(a).
32.1	Certification of CEO pursuant to Section 1350 of Title 18 of the United States Code.
32.2	Certification of CFO pursuant to Section 1350 of Title 18 of the United States Code.
99.1	Audit Committee Charter(3)
101

The following unaudited interim consolidated financial statements from the registrant’s Quarterly Report on Form 10-Q for the six months ended July 31, 2021, formatted in XBRL;

(i) Condensed Consolidated Balance Sheets at July 31, 2021 and October 31, 2020;

(ii) Condensed Consolidated Statements of Operations for the Three and Six Months ended July 31, 2021 and 2020;

(iii) Condensed Consolidated Statements of Stockholders’ Deficit for the Three- and Six-month Periods Ended July 31, 2021 and 2020;

(iv) Condensed Consolidated Statement of Cash Flows for the Six Months ended July 31, 2021 and 2020; and

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

(14)Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on August 20, 2021

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  September 20, 2021

DUESENBERG TECHNOLOGIES INC.

By:	/s/ Lim Hun Beng
Lim Hun Beng Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ Liong Fook Weng
Liong Fook Weng Chief Financial Officer (Principal Accounting Officer)