Form 10-K
period 2021-10-31
DUESENBERG TECHNOLOGIES INC.
filed 2022-02-15
CIK 1551887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 31, 2021

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐.

i

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of Exchange Act. ☐

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $16,047,538 based on a price of $0.75, which was the last price at which our common equity was last sold as of April 30, 2021.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares of the registrant’s common stock, without par value, outstanding as of February 15, 2022, was 45,616,043.

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

ITEM 1: BUSINESS

General

We were incorporated on August 4, 2010, under the laws of the State of Nevada under the name “SOS Link Corporation”. On April 15, 2011, we changed our place of incorporation from the State of Nevada to the Province of British Columbia, Canada and concurrently changed our name to Venza Gold Corp.  The change from Nevada to British Columbia was approved by our shareholders on April 14, 2011. On January 6, 2014, we changed our name to CoreComm Solutions Inc., on February 11, 2015, we changed our name to VGrab Communications Inc., and on December 23, 2020, we changed our name to Duesenberg Technologies Inc (the “Company” or “Duesenberg”).

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

On June 24, 2015, we formed a subsidiary, VGrab International Ltd., (“VGrab International”) under the Labuan Companies Act 1990 in Federal Territory of Labuan, Malaysia. The initial focus of the VGrab International was to continue development of the VGrab Application and continue its market penetration in Southeast Asia. During the year ended October 31, 2021, all the business operations were moved to Duesenberg Technologies Malaysia Sdn Bhd., (formerly VGrab Communications Malaysia Sdn Bhd ) (“Duesenberg Malaysia”), which we incorporated on May 17, 2018, under the Malaysia Companies Act 2016 in Malaysia. On November 24, 2021, we filed an application with the government of the Federal Territory of Labuan, Malaysia, to dissolve VGrab International; we expect the dissolution to be finalized by the end of March 2022.

The main business objective of Duesenberg Malaysia is to facilitate online promotions, advertising and e-commerce. Since its incorporation, Duesenberg Malaysia has been working on the development of its SMART System prototype. Duesenberg’s new SMART System will consist of several modules, including Duesenberg Membership system (formerly referred to as “VGrab Membership”), which will allow its users to sign up via internet or quick response code, also known as “QR Code”, Duesenberg Cloud Management System (“DCMS”) (formerly referred to as “VGrab Cloud Management System”), and Duesenberg Database Management System (“DDMS”) (formerly referred to as “VGrab Database Management System”). DCMS and DDMS will form the backbone of Duesenberg’s SMART System, integrating each future developed Duesenberg SMART System’s module into the platform. The Company is currently testing the development of the Duesenberg SMART System before deployment to potential clients.

On February 18, 2019, we formed another subsidiary, VGrab Asia Limited, which we renamed to Duesenberg Technologies Evolution Ltd (“Duesenberg Evolution”). The main business objective of Duesenberg Evolution is to facilitate online promotions, advertising and e-commerce to its potential customer based in P.R. China. In addition, Duesenberg Evolution is going to position itself as commodities trader to capture the current market trends in P.R. China.

On March 5, 2019, Duesenberg Evolution entered into a mobile application development agreement with a group of private software developers from China (the “Vendor”) to develop a mobile software application (“Duesenberg WeChat Application”, formerly referred to as “Vgrab WeChat Application”). Duesenberg WeChat Application is developed for use with smartphones in P.R. China using the WeChat Android and Apple iOS operating systems allowing users to sign up for memberships, deposit money, purchase products, redeem vouchers, upload media promotions onto the smartphones, etc... On August 14, 2019, the Duesenberg WeChat Application was tested and completed for client usage.

In March of 2020 we completed development of the prototype Duesenberg vending machine (the “Vending Machine”) and were attempting to organize the first test run before starting a large-scale production and commercialization of the Vending Machines. Prior to COVID-19 measures,  we were expecting to have the first prototype of the Vending Machine installed and operational at a local university by the end of April with further units to be placed across the university’s campus and other universities across Malaysia. However, due to COVID-

19 measures, we were required to postpone the roll-out until the restrictions set to prevent the spread of virus are lifted and businesses are allowed to resume their normal operations.

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

On November 1, 2019, we incorporated Duesenberg Inc., a Nevada corporation (“Duesenberg Nevada”). The purpose of Duesenberg Nevada is to undertake the development of Electric Vehicle (“Duesenberg EV”) using the Duesenberg brand. We were given the rights to use the Duesenberg trademark name in 2018. We are planning to develop the Duesenberg EV in partnerships with leading developers and suppliers for various components into the vehicle, and also include our in-house developed Duesenberg SMART System as part of its operating system.

On January 8, 2021, Duesenberg Nevada signed an agreement with Rocket Supreme, the Barcelona, Spain automotive design house established by Christopher Reitz. The agreement is the first step towards creating a network of suppliers required to successfully complete the Duesenberg EV development project. As of the date of this Annual Report on Form 10-K, we have received initial ergonomics exterior and interior data sheets and CAS IGES files as well as the initial drafts of the exterior and interior designs for the Duesenberg EV. We expect the final design of the first Duesenberg EV to be released in mid to late 2022. Based on the initial drafts, we commenced negotiations with various manufacturers required to continue the development and manufacturing of the required components for the Duesenberg’s EV.

On May 21, 2021, we formed Duesenberg Heritage LLC. under the laws of the State of Nevada (“Duesenberg Heritage”). Duesenberg Heritage’s operations will be focused on reproducing very limited Duesenberg heritage vehicles which were originally manufactured in the 1920s and 1930s; such as the Duesenberg Model J and Boat Tail series. The Company expects that the manufacture of the heritage vehicles from that era (as well as possibly converting them to electrical models) will be time consuming and would require highly specialized and skilled tradesman.

In order to support the development and future production of Duesenberg EV as well as Duesenberg Heritage vehicles, we will require significant financing. During the year ended October 31, 2021, we have closed two private placement financings (the “Financings”) by issuing a total of 833,333 shares of our common stock (the “Shares”) for gross proceeds of $673,000. The Shares were issued pursuant to the provisions of Regulation S of the United States Securities Act of 1933, as amended (the “Act”) to the persons who are not residents of the United States and are otherwise not “U.S. Persons” as that term is defined in Rule 902(k) of Regulation S of the Act. The funds we have raised in the above Financings are not sufficient to bring our Duesenberg EV and Duesenberg Heritage vehicle production plans to completion, and we will require additional funding. We cannot assure the reader that we will be successful in securing the further funding as required.

Business of Duesenberg Technologies Inc.

We continue to expand and evolve our corporate strategy. During the year ended October 31, 2021, we made another shift to integrate our SMART Systems with development of Duesenberg EV, and Duesenberg Heritage vehicles capitalizing on our rights to the use of the Duesenberg brand. Since the acquisition of the Vgrab technology in 2015, the Company has been in the business of advanced information technology. We believe the integration of our SMART Systems with Electric Vehicle industry will allow the Company to open a new frontier in advancing its technology.

Alongside with venturing into Duesenberg EV and Duesenberg heritage vehicle development, we continue working on the development of our SMART Systems and Vending Machines. Since the early months of 2020 the retail and consumer markets have been largely affected by the COVID-19 pandemic; majority of our potential clients for the SMART Systems and the Vending Machines have decided to postpone any purchases or joint ventures until such time that the global economy starts to recover. The Company decided to use the global situation brought on by COVID-19 pandemic as an opportunity to pivot, realign, and improve its SMART Systems based on the current and future expected market trends.

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

With the development of Duesenberg EV and redevelopment of Duesenberg heritage vehicles on electric platform, the Company will be involved in the EV technology revolution and is determined to redefine the primal relationship between vehicle and a driver, which has been trending in the last decade. Duesenberg’s future EV technologies will be incorporated in nearly every component of Duesenberg’s vehicles, from dashboard panels and passenger zones to the engine configuration, braking systems, headlights and tires, without minimizing attention to building comfortable and luxurious interiors for all of the individual handcrafted vehicles.

The Company’s goal is to become climate-neutral across our full value chain, in line with the goals of the Paris Agreement, a legally binding international treaty on climate change which was adopted by 196 Parties at the twenty-first session of the Conference of the Parties (“COP 21”) in Paris, on December 12, 2015, and entered into force on November 4, 20161. We are committed to energy resiliency through Duesenberg’s Vehicle Development in Energy Transition Goal2. The Paris Agreement identified an immediate and urgent need to reduce greenhouse gas (GHG) emissions to help mitigate the effects of climate change, through reduction of energy use, and improvement of air quality.

Our Strategy and Distribution

Our marketing strategy will be based mainly on ensuring Duesenberg’s EV and Duesenberg heritage vehicles, associated products, and Duesenberg brand are recognizable and trusted. We plan on achieving this goal through ensuring the adequate and timely information coupled with excellent service targeted towards our clients. Duesenberg brand is a well-known heritage brand and is highly respected in the automotive industry; we intend to uphold the standards set by its founders with our Duesenberg EV, heritage vehicles, and products based on our SMART Technologies.

We anticipate that initial target users of Duesenberg EV as well as Duesenberg heritage vehicles would consist of high net-worth individuals or car collectors. While in development of the prototype Duesenberg EV, we are planning to manufacture a limited-edition Duesenberg EV and heritage vehicle packages to market to potential high net-worth individuals as Founder’s Series.

In order to achieve our goals and commence the manufacturing of the Founder’s Series vehicles, we will require substantial financing to secure various vendors, consultants, designers, manufacturers, and so on. There is no assurance that the Company, Duesenberg Nevada, and/or Duesenberg Heritage will be able to secure the necessary financing to commence the design and manufacturing of the Duesenberg EV and heritage vehicles, nor is there any assurance that the scheduled milestones will be attained as envisioned in our current plan of development.

Additionally, the conceptual design of our electrical vehicle does not have many of the legacy issues of current car manufacturers which allows our body, construction and powertrain infrastructure to be implemented in a far more cost-effective way than the existing car industry with more advanced use of Composites and Advanced Frame Techniques than traditional manufacturing allows.

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

Duesenberg is planning to enter the United States market as the only Ultra-Premium electrical vehicle. The Company will be required to compete with other non-electric Ultra-Premium combustion vehicles (ex. Bentley and Rolls Royce) as well as non-ultra-premium electrical vehicles (for example Tesla).

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

Patents and Trademarks

On June 25, 2018, the Company, through VGrab International Limited, assigned the rights from Brightcliff Ltd and Hampshire Motors Group Ltd for the use and development of its products under the brand of Duesenberg. The rights to use the Duesenberg brand expire on June 24, 2038.

Our former VGrab name has also been trademarked under the registration certificate no 2014002852. The registration gives us non-exclusive right to use a letter “V”. The trademark is valid until March 14, 2024.

Dependence on Major Customers

As at the date of this Annual Report on Form 10-K we have two customers with whom we operate under month-to-month verbal service agreements. Our first customer is Duesey Coffee and Chocolates Sdn Bhd (“Duesey Coffee”), of which Mr. Lim Hun Beng, our CEO and President, is a 50% shareholder. Our second customer is Duesey Coffee in P.R. China, managed by Shanghai Duesenberg Marketing Planning Co Ltd, for whom we developed certain WeChat Online products. Due to current market uncertainty associated with COVID-19 we agreed to bill these customers set monthly fees for these services without entering into any termed contracts, which will allow us or our customers to cancel the services any time. Duesey Coffee agreed to a monthly fee of 10,000 Malaysian Ringgit (approximately USD$2,450), Shanghai Duesenberg Marketing Planning Co Ltd. agreed to a monthly fee of USD$1,000.

In August of 2021, our Duesenberg platform (formerly referred to as “Vmore Platform”) started generating revenue from our online store, which at the moment allows us to sell third-party-products. Our customers are vendors who wish to sell their merchandise on our platform. As of the date of this Annual Report on Form 10-k we have signed contracts with two vendors, and looking into expanding our customer based further in our Fiscal 2022 year.

In addition to the customers mentioned above, on June 25, 2018, our former wholly-owned subsidiary, VGrab International Ltd., entered into a cooperation agreement on a profit-sharing basis (the “Agreement”) with Hampshire Motor Group (China) Ltd. (“HMGC”), a related corporation, for the development and marketing of Duesenberg brand (the “Brand”) licensed to HMGC by the original Duesenberg trademark owner. Pursuant to the Agreement, VGrab International agreed to work with HMGC on developing marketing, advertising and customer relation programs for Duesenberg’s brands, with newly-developed sub-brand, Duesey, and its Duesey Coffee being the initial product offering. VGrab International was also expected to participate in the development of new products utilizing Duesenberg Trademark.

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

In February 2021, VGrab International Ltd assigned the cooperation agreement to Duesenberg Technologies Inc. with the consent and approval from HMGC. All terms and conditions of the cooperation agreement remain unchanged.

As of the date of this Annual Report on Form 10-K, we have not recorded any revenue associated with the Agreement, as the services have not started yet.

Research and Development

During the fiscal year ended October 31, 2021, we incurred $848,291 (2020 - $14,629) on our research and development efforts.

Number of Total Employees and Number of Full Time Employees

As at the date of this Annual Report on Form 10-K our subsidiary, Duesenberg Malaysia, has 8 employees. Mr. Lim, our CEO and President, and Mr. Liong, our CFO, Corporate Secretary and the Treasurer, were on payroll of Duesenberg Malaysia until April 30, 2020, as of May 1, 2020 Mr. Lim and Mr. Liong are on payroll of Duesenberg Evolution. Duesenberg Nevada employs Mr. Norman as Chief Strategy Officer while our parent Company and Duesenberg Heritage had no employees during its Fiscal 2021 and 2020 years, and relied on the services of third-party consultants to support the operations.

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

Our ability to achieve and maintain profitability and positive cash flow from our operations is dependent upon: (i) our ability to successfully market our Duesenberg EV to potential customers, (ii) our ability to obtain and retain customers, (iii) attract and retain merchants who wish to offer deals through our Duesenberg Applications and who will use our SMART Systems, (iv) react to challenges from existing and new competitors; and (v) increase the awareness of our brands domestically and internationally.

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

As of the date of the filing of this Annual Report on Form 10-K we are in a development stage of our operations and have incurred net losses since our inception. We have yet to attain profitable operations and are dependent upon obtaining adequate financing to carry out our business activities. The success of our business operations will depend upon our ability to obtain further financing to complete our planned development and marketing programs and to attain profitable operations. Companies in development stage of their operations often encounter difficulties in generating revenue from services that are provided based on the applications installed on smart phones, and the risk of failure of these companies is high. If we are not able to complete our strategy and successfully develop and market our Duesenberg applications, SMART, as well as Duesenberg EV, we will not be able to attain sustainable profitable operations, resulting in failure of our business.

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

Because our largest shareholder, Lim Hun Beng, who is also our CEO and director beneficially controls 49.39% of our outstanding common stock, investors may find that corporate decisions influenced by Hampshire Group and Mr. Lim are inconsistent with the best interests of other stockholders.

Mr. Lim Hun Beng, or CEO and director directly controls 2.5% of our common stock, Hampshire Capital Limited controls 43.84%, and Hampshire Motors Group Ltd. controls 3.04% of the issued and outstanding shares of our common stock. Mr. Lim Hun Beng is director and major shareholder of Hampshire Capital and Hampshire Motors (together referred here as “Hampshire Group”) and, accordingly, beneficially controls 49.39% or our common stock. In accordance with our Articles of Incorporation and Bylaws, Hampshire Group is able to control who is elected to our board of directors and thus could act, or could have the power to act, as our management.

The interests of Hampshire Group may not be, at all times, the same as those of other shareholders. Hampshire Group has the ability to significantly influence the outcome of most corporate actions requiring shareholder approval, including the merger of our company with or into another company, the sale of all or substantially all of our assets and amendments to our Articles of Incorporation. This concentration of ownership with Hampshire Group may also have the effect of delaying, deferring or preventing a change in control of Duesenberg which may be disadvantageous to minority shareholders.

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

We have a limited number of products.

We are reliant on the marketing and sale of our VGrab Applications, Duesenberg Platform and SMART Systems.  If these products do not achieve sufficient market acceptance, it will be difficult for us to achieve consistent profitability.

If our software is defective, it will adversely affect our business.

Our VGrab Applications, Duesenberg Platform, and SMART Systems may contain undetected errors, defects or bugs. Although we have not suffered significant harm from any errors, defects or bugs to date, we may discover significant errors, defects or bugs in the future that we may not be able to correct or correct in a timely manner.

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

We have achieved limited brand awareness with respect to our VGrab Applications, Duesenberg Platform., and SMART Systems. There is no assurance that we will be able to achieve brand awareness. In addition, we must develop a successful market for our products in order to complete sales. If we are not able to develop successful markets for our products, then such failure will have a material adverse effect on our business, financial condition and operating results.

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

Our shares of common stock are listed on OTC Markets inter-dealer quotation system, which does not have director independence requirements. For the purpose of determining director independence, we have adopted the independence requirements of Canadian National Instrument 52-110 - Audit Committees (“NI 52-110”) as we are an OTC reporting issuer in the province of British Columbia. NI 52-110 recommends that the Board of Directors of a public company be constituted with a majority of individuals who qualify as “independent” directors. An “independent” director is a director who has no direct or indirect material relationship with us. A material relationship is a relationship, which could, in the view of the Board of Directors, reasonably interfere with the exercise of a director’s independent judgment. Four of our current five directors cannot be considered independent. Mr. Ong, See-Ming and Mr. Chee, Wai Hong are not independent directors due to their share position in the Company. Mr. Lim, Hun Beng is not an independent director because, aside from being our CEO and President, he also beneficially holds 49.39% of our issued and outstanding shares of common stock. Mr. Liong, Fook Weng is not an independent director because of his current position as CFO and Secretary of the Company, as well as the share position in the Company.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

We currently do not own any real property.  Our operations management executive office is located at No 21, Denai Endau 3, Seri Tanjung Pinang,10470 Tanjung Tokong, Penang, Malaysia. The Company’s Canadian office is located at 820-1130 Pender Street West, Vancouver, British Columbia, V6E 4A4, and consists of approximately 25 square feet, which are provided to us free of charge.

Registered and records offices of our subsidiaries are as follows:

•Duesenberg Inc. and Duesenberg Heritage LLC registered and records office is located at 401 Ryland St STE 200-A, Reno, NV 89502, USA.

•Duesenberg Malaysia’s registered and records office is located at Level 33A, Menara 1MK, Kompleks 1 Mont Kiara N0.1 Jalan Kiara, Mont Kiara, 50480 Kuala Lumpur, Malaysia.

•Duesenberg Evolution’s registered and records office is located at Room 2401, 24/Fl., CC Wu Building, 302-308 Hennessy Road, Wanchai, Hong Kong.

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

Table 1: High and low bids

Fiscal quarters ended:	High	Low
October 31, 2021	$0.36	$0.18
July 31, 2021	$0.6801	$0.36
April 30, 2021	$1.63	$0.70
January 31, 2021	$1.70	$0.4101
October 31, 2020	$0.69	$0.161
July 31, 2020	$0.175	$0.0372
April 30, 2020	$0.075	$0.0372
January 31, 2020	$0.25	$0.0372

Holders

As of February 15, 2022, we had 73 shareholders of record according to a shareholders’ list provided by our transfer agent. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name. Our transfer agent is Empire Stock Transfer with an address at 1859 Whitney Mesa Dr. Henderson, Nevada, 89014 and their phone number is 702-818-5898.

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

Recent Sales of Unregistered Securities

On March 9, 2021, we entered into debt settlement agreements (the “Debt Settlements”) with Mr. Lim Hun Beng, the Company’s CEO, President and the majority shareholder, and Hampshire Avenue SDN BHD, the Company’s major shareholder, (together referred here as the “Debt Holders”), whereby we proposed and the Debt Holders agreed to convert a total of $463,053 owed to the Debt Holders into 617,404 restricted common shares (the “Shares”) of the Company.

On July 20, 2021, Hampshire Avenue SDN BHD, agreed to convert further $24,336 we owed on account of cash advances provided to us as into 62,828 Shares.

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

On September 10, 2021, Mr. Thompson, our former CTO agreed to convert the full amount we owed him at his resignation, being $50,322, into 209,677 Shares. The shares were issued pursuant to the provisions of Rule 506(b) of Regulation D of the Act, as Mr. Thompson confirmed that he qualifies as “accredited investors” as that term is defined under Regulation D of the Act.

As at October 31, 2021, we had an obligation to issue 150,000 Shares valued at $76,950 to a third-party vendor for corporate communication services. The vendor is not residents of the United States and is otherwise not “U.S. Persons” as that term is defined in Rule 902(k) of Regulation S of the Act.

ITEM 6: SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary of financial condition

Table 2: Comparison of financial condition

	October 31, 2021	October 31, 2020
Working capital deficit	$(963,891)	$(501,033)
Current assets	$39,069	$20,937
Total liabilities	$1,002,960	$521,970
Common stock and additional paid in capital	$8,469,145	$7,190,431
Deficit	$(9,457,922)	$(7,750,080)
Accumulated other comprehensive income	$26,838	$58,829

Results of operations

YEARS ENDED OCTOBER 31, 2021 AND 2020

Our operating results for the years ended October 31, 2021 and 2020 and the changes in our operating results between them are summarized in the Table 3 below.

Table 3: Summary

	Year ended October 31,		Percentage increase /
	2021	2020	(decrease)
Revenue net of cost of goods sold	$41,459	$17,401	138%
Operating expenses	(1,737,885)	(472,142)	268%
Foreign exchange	(658)	4,513	(115)%
Interest expense	(10,758)	(12,887)	(17)%
Impairment of deposits	-	(22,801)	(100)%
Net loss	(1,707,842)	(485,916)	251%
Translation to reporting currency	(31,991)	12,490	(356)%
Comprehensive loss	$(1,739,833)	$(473,426)	267%

Revenue

During the year ended October 31, 2021, we generated $29,094, in revenue from our SMART Systems software licensing and maintenance of the applications required to run SMART Systems (2020 - $14,375). Our first customer is Duesey Coffee and Chocolates Sdn Bhd (“Duesey Coffee”), of which Mr. Lim is a 50% shareholder. In addition, we generated $12,028 (2020 - $3,026)  from WeChat Online product, which was developed specifically for Duesey Coffee in P.R. China, which is managed by Shanghai Duesenberg Marketing Planning Co Ltd, our second customer. Due to current market uncertainty associated with COVID-19 we agreed to bill our customers set monthly fees for these services without entering into any termed contracts, which will allow us or our customers to cancel the services any time. Duesey Coffee agreed to a monthly fee of 10,000 Malaysian Ringgit (approximately USD$2,450), Shanghai Duesenberg Marketing Planning Co Ltd. agreed to a monthly fee of USD$1,000.

In August of 2021, our Duesenberg platform started generating revenue from our online store, which at the moment allows us to sell third-party-products. Our customers are vendors who wish to sell their merchandise on our platform. During the year ended October 31, 2021, we generated $455, in gross revenue from online sales, and paid $118 to our payment gateway provider for the services.

Operating Expenses

Our operating expenses for the years ended October 31, 2021 and 2020 consisted of the following:

Table 4: Changes in operating expenses

	Year ended October 31,		Percentage increase /
	2021	2020	(decrease)
Operating expenses:
Accounting	$29,237	$16,078	82%
Amortization	990	4,353	(77)%
General and administrative expenses	250,134	59,997	317%
Management fees	24,000	24,000	-
Professional fees	32,610	14,242	129%
Regulatory and filing	33,391	32,827	2%
Salaries and wages	510,621	295,579	73%
Research and development costs	848,291	14,629	5,699%
Travel and entertainment	8,611	10,437	(17)%
Total operating expenses	$1,737,885	$472,142	268%

Our operating expenses increased by $1,265,743 or 268% from $472,142 for the year ended October 31, 2020, to $1,737,885 for the year ended October 31, 2021. The most significant change in our operating expenses was associated with $848,291 in research and development costs which included $616,800 we recorded for initial ergonomics exterior and interior data sheets and CAS IGES files for the Duesenberg EV commissioned from Rocket Supreme, and $231,325 in fees for digitization of the drawings and the blueprints of Duesenberg Heritage vehicles, which we commissioned from Hampshire Automotive Sdn Bhd. (“Hampshire Automotive”); during the year ended October 31, 2020, our research and development costs were $14,629. Our salaries and wages increased by $215,042 from $295,579 we incurred during the year ended October 31, 2020, to $510,621 we incurred during the year ended

October 31, 2021, the increase was mainly associated with employment agreements for our new CSO and CTO. Other notable expenses included $24,000 in management fees, which did not change in comparison to the year ended October 31, 2020; $29,237 in accounting fees, which increased by $13,159 as compared to $16,078 we incurred during the year ended October 31, 2020; $32,610 in professional fees, which increased by $18,368 from $14,242 we incurred during the year ended October 31, 2020, and $33,391 in regulatory fees, an increase of $564 as compared to $32,827 we incurred during the year ended October 31, 2020.

The above increases were in part offset by decreased travel and entertainment expenses, which during the year ended October 31, 2021, totaled $8,611 as compared to $10,437 we incurred during the comparative period in our fiscal 2020 year, this decrease was associated with reduced travel due to COVID-19 travel bans imposed by various federal governments. In addition, our amortization expense decreased by $3,363 for the year ended October 31, 2021, to $990.

Other Items

During the year ended October 31, 2021, we recorded $10,758 (2020 - $12,887) in interest expense, of which $5,435 (2020 - $8,966) was associated with the liabilities under the notes payable we issued to our major shareholder, and $5,309 (2020 - $3,921) was accrued on the third-party notes payable; we also recorded $658 in realized foreign exchange loss (2020 - $4,513 gain) associated with the fluctuation in foreign exchange rates between the US, Canadian, Malaysian, and Hong Kong currencies.

During the year ended October 31, 2020, we recognized a $22,801 impairment on deposit paid by our subsidiary, Duesenberg Evolution, to a vendor, as underlying agreement to supply certain commodities the Company acquired for trading fell through. We did not have similar transactions during the current year ended October 31, 2021.

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

Based upon our current plans, we expect to incur operating losses in future periods. At October 31, 2021, we had a working capital deficit of $963,891 and accumulated losses of $9,457,922 since inception. These factors raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we will be able to generate significant revenues in the future. The consolidated financial statements included with this Annual Report on Form 10-K do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern. Therefore, we may be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

INTERNAL AND EXTERNAL SOURCES OF LIQUIDITY

Table 5: Working Capital

	At October 31, 2021	At October 31, 2020
Current assets	$39,069	$20,937
Current liabilities	(1,002,960)	(521,970)
Working capital deficit	$(963,891)	$(501,033)

During the year ended October 31, 2021, our working capital deficit decreased by $462,858, from $501,033 at October 31, 2020, to $963,891 at October 31, 2021. The increase in working capital deficit was primarily related to changes in vendor payables and accrued liabilities, which increased from $69,525 and $13,366 at October 31, 2020 to $576,881 and $45,318 at October 31, 2021, respectively, and to a smaller extent to increase in amounts owed under notes payable, which increased from $67,429 at October 31, 2020 to $106,892 at October 31, 2021. These increases were in part offset by decreased amounts due to related parties of $273,869, as compared to $371,650 we owed to related parties at October 31, 2020, representing a decrease of $97,781.

Table 6: Cash Flows

	At October 31, 2021	At October 31, 2020
Net cash used in operating activities	$(788,995)	$(159,889)
Net cash used in investing activities	(2,760)	-
Net cash provided by financing activities	787,445	151,773
Effect of exchange rate changes on cash	29	25
Net decrease in cash	$(4,281)	$(8,091)

Net cash used in operating activities.

During the year ended October 31, 2021, we used $788,995 to support our operating activities. This cash was used to cover our cash operating expenses of $1,645,007, and to increase our receivables by $22,749. These uses of cash were offset by increases in our accounts payable and accrued liabilities of $533,503, an increase to accrued salaries payable to our management team of $294,444, an increase to amounts due to our related parties of $50,125, and, to a smaller extent, by a decrease in our prepaids of $689.

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

Non-cash operating activities.

During the year ended October 31, 2021, we recorded $5,435 in interest on our notes payable to Hampshire Avenue and $5,309 in interest owed to third-party lenders under notes payable. We recorded $990 in amortization of our office equipment and $25,849 gain on foreign exchange fluctuation between the US, Canadian, Malaysian, and Hong Kong currencies. In addition, we recorded $76,950 as value of our common shares to be issued for corporate communication services we have received during the year ended October 31, 2021.

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

Net cash used in investing activities.

During the year ended October 31, 2021, we used $2,760 to acquire computers and other office equipment.

We did not have any investing activities in our Fiscal 2020 year.

Net cash provided by financing activities.

During the year ended October 31, 2021, we received $95,150 under loan agreements with Hampshire Avenue. The loans bear interest at 4% per annum, are unsecured and payable on demand. In addition, we borrowed $29,000 from third-party-lenders under 4% demand notes payable. During the year ended October 31, 2021, we received $673,000 in proceeds from two separate private placement financings by issuing a total of 833,333 shares of our common stock. We paid $9,705 in share issuance costs associated with these private placements.

During the year ended October 31, 2020, we received $151,773 under loan agreements with Hampshire Avenue. The loans bear interest at 4% per annum, are unsecured and payable on demand.

Capital Resources

Our ability to continue the development and marketing of the Duesenberg Applications, SMART Systems, Duesenberg WeChat Application, as well as commencement of the development of Duesenberg EV and Duesenberg Heritage vehicles, is subject to our ability to obtain necessary funding.  We expect to raise funds through sales of our debt or equity securities. We have no committed sources of capital.  If we are unable to raise funds as and when we need them, we may be required to curtail, or even to cease, our operations.

As of October 31, 2021, we had cash on hand of $7,434 and working capital deficit of $963,891, which raises substantial doubt about our continuation as a going concern. During the year ended October 31, 2021, we closed two concurrent private placement financings for net proceeds of $673,000, however, these funds will not be sufficient to complete our current business plans, and we will require additional financing.

We plan to mitigate our losses in future years by controlling our operating expenses and actively seeking new distribution channels for our Duesenberg products, Duesenberg EV, and Duesenberg Heritage Vehicles. We cannot provide assurance that we will be successful in generating additional capital to support our development. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Contingencies and Commitments

We had no contingencies at October 31, 2021.

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

Our significant accounting policies are disclosed in the notes to the audited consolidated financial statements for the year ended October 31, 2021. The following accounting policies have been determined by our management to be the most important to the portrayal of our financial condition and results of operation:

Principles of Consolidation

The Company’s audited consolidated financial statements include the accounts of the Company and its subsidiaries. On consolidation, the Company eliminates all intercompany balances and transactions.

Internal-Use Software

The Company incurs costs related to the development of its VGrab Applications, SMART Systems, Duesenberg WeChat Application, and duesenbergtech.com website. Costs incurred in the planning and evaluation stage of internally-developed software and website, as well as development costs where economic benefit cannot be readily determined, are expensed as incurred. Costs incurred and accumulated during the development stage, where economic benefit of the software can be readily determined, are capitalized and included as part of Intangible assets on the balance sheets. Additional improvements to the web site and applications following the initial development stage are expensed as incurred. Capitalized internally-developed software and website development costs will be amortized over their expected economic life using the straight-line method.

Foreign Currency Translation and Transaction

The Parent Company’s functional currency is the Canadian dollar, Duesenberg Malaysia’s functional currency is Malaysian Ringgit, and Duesenberg Evolution’s functional currency is Hong Kong dollar, the Company’s reporting currency is the United States dollar. Duesenberg Nevada and Duesenberg Heritage functional and reporting currencies are the United States dollar. The Company translates assets and liabilities to US dollars using year-end exchange rates, and translates revenues and expenses using average exchange rates during the period. Gains and losses arising on translation to the reporting currency are included in the other comprehensive income.

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

At October 31, 2021, we had $1,955 in cash on deposit with a large chartered Canadian bank, $5,231 in cash on deposits with a bank in Malaysia, and $248 in cash on deposits with a bank in Hong Kong. As part of our cash management process, we perform periodic evaluations of the relative credit standing of these financial institutions.  We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Duesenberg Technologies Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Duesenberg Technologies Inc. (the “Company”) as of October 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ deficit and cash flows, for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments.  We determined that there are no critical audit matters.

/s/ DMCL

DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED PROFESSIONAL ACCOUNTANTS

We have served as the Company’s auditor since 2010

Vancouver, Canada

February 15, 2022

DUESENBERG TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	October 31, 2021	October 31, 2020

ASSETS

Current assets
Cash	$7,434	$11,715
Receivables	26,601	3,834
Prepaids	5,034	5,388
Total current assets	39,069	20,937

Equipment	1,952	213
Total assets	$41,021	$21,150

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$576,881	$69,525
Accrued liabilities	45,318	13,366
Due to related parties	273,869	371,650
Notes payable	106,892	67,429
Total liabilities	1,002,960	521,970

Stockholders' deficit
Common stock, no par value, unlimited number authorized, 45,616,043 and 43,892,801 issued and outstanding at October 31, 2021 and 2020, respectively	8,503,314	7,171,032
Additional paid-in capital	(111,119)	19,399
Obligation to issue shares	76,950	-
Accumulated other comprehensive income	26,838	58,829
Deficit	(9,457,922)	(7,750,080)
Total stockholders' deficit	(961,939)	(500,820)
Total liabilities and stockholders' deficit	$41,021	$21,150

The accompanying notes are an integral part of these consolidated financial statements.

DUESENBERG TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

	Year Ended October 31,
	2021	2020

Revenue	$41,577	$17,401
Cost of goods sold	118	-
Gross margin	41,459	17,401

Operating expenses
Accounting	29,237	16,078
Amortization	990	4,353
General and administrative expenses	250,134	59,997
Management fees	24,000	24,000
Professional fees	32,610	14,242
Regulatory and filing	33,391	32,827
Research and development costs	848,291	14,629
Salaries and wages	510,621	295,579
Travel and entertainment	8,611	10,437
	(1,737,885)	(472,142)
Other items
Foreign exchange	(658)	4,513
Impairment of deposits	-	(22,801)
Interest expense	(10,758)	(12,887)
Net loss	(1,707,842)	(485,916)

Translation to reporting currency	(31,991)	12,490
Comprehensive loss	$(1,739,833)	$(473,426)

Loss per share - basic and diluted	$(0.04)	$(0.01)

Weighted average number of shares outstanding:	44,795,476	41,013,936

The accompanying notes are an integral part of these consolidated financial statements.

DUESENBERG TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(EXPRESSED IN US DOLLARS)

	Common Stock
	Shares	Amount	Obligation to Issue Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit	Total

Balance at October 31, 2019	35,513,838	$5,358,377	$958,215	$233,009	$46,339	$(7,264,164)	$(668,224)

Common shares issued for services	133,333	29,333	(29,333)	-	-	-	-
Common shares issued for debt	8,245,630	1,783,322	(928,882)	(213,610)	-	-	640,830
Translation to reporting currency	-	-	-	-	12,490	-	12,490
Net loss	-	-	-	-	-	(485,916)	(485,916)
Balance at October 31, 2020	43,892,801	7,171,032	-	19,399	58,829	(7,750,080)	(500,820)

Common shares issued for private placements	833,333	673,000	-	-	-	-	673,000
Share issuance costs	-	(9,705)	-	-	-	-	(9,705)
Common shares issued for debt	889,909	668,987	-	(131,276)	-	-	537,711
Common shares to be issued for services	-	-	76,950	-	-	-	76,950
Debt forgiven by shareholders	-	-	-	758	-	-	758
Translation to reporting currency	-	-	-	-	(31,991)	-	(31,991)
Net loss	-	-	-	-	-	(1,707,842)	(1,707,842)
Balance at October 31, 2021	45,616,043	$8,503,314	$76,950	$(111,119)	$26,838	$(9,457,922)	$(961,939)

The accompanying notes are an integral part of these consolidated financial statements.

DUESENBERG TECHNOLOGIES INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

	Year Ended October 31,
	2021	2020
Cash flow used in in operating activities
Net loss	$(1,707,842)	$(485,916)
Adjustments to reconcile net loss to net cash used in operating activities
Accrued interest on related party notes	5,435	8,966
Accrued interest on notes payable	5,309	3,921
Amortization	990	4,353
Foreign exchange	(25,849)	(1,130)
General and administrative expenses, non-cash	76,950	-
Impairment of deposits	-	22,801
Changes in operating assets and liabilities
Receivables	(22,749)	(3,016)
Prepaids	689	(334)
Accounts payable and accrued liabilities	533,503	20,584
Due to related parties	50,125	53,290
Accrued salaries due to related parties	294,444	216,592
Net cash used in operating activities	(788,995)	(159,889)

Cash flows used in investing activities
Purchase of equipment	(2,760)	-
Net cash used in investing activities	(2,760)	-

Cash flows provided by financing activities
Common shares issued for private placements	673,000	-
Share issuance costs	(9,705)	-
Loans payable to related party	95,150	151,773
Notes payable	29,000	-
Net cash provided by financing activities	787,445	151,773

Effect of exchange rate changes on cash	29	25

Net decrease in cash	(4,281)	(8,091)
Cash, beginning	11,715	19,806
Cash, ending	$7,434	$11,715

The accompanying notes are an integral part of these consolidated financial statements.

DUESENBERG TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2021

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Nature of Operations

Duesenberg Technologies Inc. (the “Company”) was incorporated on August 4, 2010, under the laws of the State of Nevada under the name “SOS Link Corporation”. On April 15, 2011, the Company changed its place of incorporation from the State of Nevada to the Province of British Columbia, Canada and concurrently changed its name to Venza Gold Corp.  On January 6, 2014, the Company changed its name to CoreComm Solutions Inc., on February 11, 2015, to VGrab Communications Inc., and on December 23, 2020, the name was changed to Duesenberg Technologies Inc.

The Company’s common shares trade on the OTC Markets inter-dealer quotation system under the ticker symbol DUSYF.

On November 1, 2019, the Company incorporated Duesenberg Inc., a Nevada corporation ( “Duesenberg Nevada”), with a purpose to undertake the development of Electric Vehicles (“EV”) using the Duesenberg brand and its VGrab Technology and applications based on the VGrab technology. On May 21, 2021, the Company incorporated Duesenberg Heritage LLC, a Nevada corporation ( “Duesenberg Heritage”), with a purpose to reproduce very limited Duesenberg Heritage vehicles, Duesenberg Model J and Boat Tail series, which were originally manufactured in the 1920s and 1930s.

As of the date of these consolidated financial statements, the Company has the following wholly owned subsidiaries:

Name	Incorporation	Incorporation Date
VGrab International Ltd.(1)	Labuan Companies Act 1990, Federal Territory of Labuan, Malaysia	June 24, 2015
Duesenberg Technologies Malaysia Sdn. Bhd. (formerly VGrab Communications Malaysia Sdn. Bhd.)	Malaysia Companies Act 2016	May 17, 2018
Duesenberg Technologies Evolution Ltd (formerly VGrab Asia Limited)	Companies Ordinance, Chapter 622 of the Laws of Hong Kong	February 18, 2019
Duesenberg Inc.	Nevada, USA	November 1, 2019
Duesenberg Heritage LLC	Nevada, USA	May 21, 2021

(1)During the year ended October 31, 2021, the Company decided to wind down VGrab International Ltd., as the business was inactive. The application to wind down the subsidiary was filed subsequent to October 31, 2021. There were no assets nor liabilities in VGrab International Ltd. at the time of the wind down.

The Company’s consolidated financial statements are prepared on a going concern basis in accordance with US generally accepted accounting principles (“GAAP”) which contemplate the realization of assets and discharge of liabilities and commitments in the normal course of business. The Company has generated minimal operating revenues to date, and has accumulated losses of $9,457,922 since inception. The Company has funded its operations through the issuance of capital stock and debt. Management plans to raise additional funds through equity and/or debt financing. There is no certainty that further funding will be available as needed. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern. The Company’s ability to continue its operations as a going concern, realize the carrying value of its assets, and discharge its liabilities in the normal course of business is dependent upon its ability to raise new capital sufficient to fund its commitments and ongoing losses, and ultimately on generating profitable operations.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain of the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. Significant areas of estimate include the fair value of share-based payments and the recoverability of deferred income tax assets. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Revenue received from third-party seller services, which Company receives from enabling sellers to sell and fulfill their products through the Company’s Vmore Platform is recognized on net basis when the services are rendered, which generally occurs upon delivery of the related products to a third-party carrier, or to the customer.

Revenue is recognized net of any taxes collected from customers and subsequently remitted to governmental authorities.

Internal-Use Software

The Company incurs costs related to the development of its VGrab Application, Duesenberg Platform and duesenbergtech.com website. Costs incurred in the planning and evaluation stage of internally-developed software and website, as well as development costs where economic benefit cannot be readily determined, are expensed as incurred. Costs incurred and accumulated during the development stage, where economic benefit of the software can be readily determined, are capitalized and included as part of intangible assets on the balance sheets. Additional improvements to the web site following the initial development stage are expensed as incurred. Capitalized internally-developed software and website development costs are amortized over their expected economic life using the straight-line method.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts payable, amounts due to related parties, and notes payable. The carrying value of these financial instruments approximates their fair value based on their short-term nature. The Company is not exposed to significant interest, exchange or credit risk arising from these financial instruments.

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

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). There were no assets or liabilities measured at fair value on a nonrecurring basis during the years ended October 31, 2021 and 2020.

Foreign Currency Translation and Transaction

The Company’s functional currency is the Canadian dollar and reporting currency is the United States dollar. The Company translates assets and liabilities to US dollars using year-end exchange rates, and translates revenues and expenses using average exchange rates during the period. Gains and losses arising on translation to the reporting currency are included in the other comprehensive income or loss.

The functional currency of Duesenberg Nevada and Duesenberg Heritage is the United States dollar, Duesenberg Technologies Malaysia Sdn. Bhd.’s functional currency is Malaysian Ringgit, and Duesenberg Technologies Evolution Ltd’d functional currency is Hong Kong Dollar. Reporting currency for all subsidiaries is the United States dollar.

Foreign exchange gains and losses on the settlement of foreign currency transactions are included in foreign exchange expense. Except for translations of intercompany balances, all translations of monetary balances to the functional currency at the yearend exchange rate are included in foreign exchange expense. The translations of intercompany balances to the functional currency at the yearend exchange rate are included in other comprehensive income or loss.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

The following amounts were due to related parties as at:

	October 31,
	2021	2020
Due to a major shareholder for payments made on behalf of the Company(a)	$579	$1,294
Notes payable to a major shareholder(b)	-	300,818
Due to the Chief Executive Officer (“CEO”) and Director of the Company(a)	22,808	39,393
Due to a company controlled by the CEO and Director of the Company(a)	61,094	-
Due to the Chief Financial Officer (“CFO”) and Director of the Company(a)	83,940	24,145
Due to a Director of the Company(a)	30,000	6,000
Due to the Chief Strategy Officer (“CSO”) of the Company’s subsidiary(a)	75,448	-
Total due to related parties	$273,869	$371,650

(a) Amounts are unsecured, due on demand and bear no interest.

(b) Amounts are unsecured, due on demand and bear interest at 4%.

During the year ended October 31, 2021, the Company recorded $5,435 (2020 - $8,966) in interest expense associated with its liabilities under the notes payable issued to the major shareholder.

During the year ended October 31, 2021, the Company received $95,150 (2020 - $156,740) in exchange for the notes payable to Hampshire Avenue SDN BHD (“Hampshire Avenue”), a parent company of Hampshire Capital Limited and Hampshire Infotech SDN BHD. The loans bore interest at 4% per annum, were unsecured and payable on demand. During the second quarter of the Company’s Fiscal 2021, Hampshire Avenue agreed to convert a total of $385,950, consisting of principal amount of $368,961 and interest accrued of $16,989 into 514,600 shares of the Company’s common stock (Note 6). During the third quarter of the Company’s Fiscal 2021, Hampshire Avenue agreed to convert a further $24,335, into 62,828 shares of the Company’s common stock (Note 6). The remaining balance due to Hampshire Avenue totaling $758 was forgiven and recorded as part of additional paid-in capital. During the comparative period the Company repaid $4,967 in loans advanced from Hampshire Avenue; this repayment was made in cash.

During the year ended October 31, 2021, the Company incurred $120,260 (2020 - $120,329) in wages and salaries to Mr. Lim Hun Beng, the Company’s CEO, President, and director. In addition, the Company incurred $28,972 (2020 - $26,256) in reimbursable expenses with Mr. Lim. During the year ended October 31, 2021, Mr. Lim agreed to convert a total of $77,103 (2020 - $370,729) the Company owed him, into 102,804 shares of the Company’s common stock (2020 - 1,029,803 shares) (Note 6). In addition, during the year ended October 31, 2021, the Company advanced a total of $162,239 to Mr. Lim, which were applied towards the balance the Company owed to Mr. Lim as at October 31, 2021, on account of accrued salary and reimbursable expenses.

During the year ended October 31, 2021, the Company incurred $96,208 (2020 - $96,263) in wages and salaries to Mr. Liong Fook Weng, the Company’s CFO and director. In addition, the Company incurred $4,222 (2020 - $3,034) in reimbursable expenses with Mr. Liong. During the year ended October 31, 2020, Mr. Liong agreed to convert a total of $252,101 the Company owed him, into 700,281 shares of the Company’s common stock. The Company did not have similar transactions during the year ended October 31, 2021 (Note 6).

During the year ended October 31, 2021, the Company incurred $24,000 (2020 - $24,000) in management fees to its director, Mr. Ong See-Ming. During the year ended October 31, 2020, Mr. Ong See-Ming agreed to convert a total of $18,000 the Company owed him, into 50,000 shares of the Company’s common stock. The Company did not have similar transactions during the year ended October 31, 2021 (Note 6).

During the year ended October 31, 2021, the Company incurred $57,823 (2020 - $Nil) in management fees to its former CTO, Mr. Ian Thompson, who resigned from his position as the CTO of the Company on May 11, 2021. Mr. Thompson agreed to convert the full amount the Company owed to Mr. Thompson at his resignation, being $50,323, into 209,677 shares of the Company’s common stock.

During the year ended October 31, 2021, the Company incurred $142,500 (2020 - $Nil) in management fees to its CSO, Mr. Brendan Norman.

During the year ended October 31, 2021, the Company recognized $29,094 in revenue from licensing and maintenance of its SMART Systems applications to a non-arms’ length entity (2020 - $14,375).

On May 1, 2021, Duesenberg Malaysia, engaged Hampshire Automotive Sdn Bhd. (“Hampshire Automotive”), a private company of which Mr. Joe Lim is a 33% shareholder, to assist the Company with engineering and drafting of the Duesenberg Heritage vehicles. As part of the services, Hampshire Automotive agreed to convert the existing Duesenberg heritage car and parts the Company acquired into 3D digital drawing, which will then be used to manufacture new vehicles. During the year ended October 31, 2021, the Company incurred $231,325 for the design services received from Hampshire Automotive, which were recorded as part of research and development fees.

NOTE 4 - EQUIPMENT

Changes in the net book value of the equipment at October 31, 2021 and 2020 are as follows:

	October 31, 2021	October 31, 2020
Book value, beginning of the year	$213	$4,559
Changes during the period	2,760	-
Amortization	(990)	(4,353)
Foreign exchange	(31)	7
Book value, end of the year	$1,952	$213

NOTE 5 - NOTES PAYABLE

On July 31, 2019, one of the vendors of the Company agreed to defer repayment of CAD$83,309 the Company owed to the vendor. The deferred amount accrues interest at 6% per annum compounded monthly, is unsecured, and was payable on or after August 31, 2021 (the “6% Note Payable”). As at the date of these financial statements the 6% Note Payable is due on demand. During the year ended October 31, 2021, the Company accrued $4,404 in interest on the 6% Note Payable (2020 - $3,921). As at October 31, 2021, the Company owed a total of $76,987 under the 6% Note Payable (2020 - $67,429).

During the year ended October 31, 2021, the Company received $29,000 in exchange for 4% notes payable due on demand (the “4% Notes Payable”). The Company accrued $905 in interest on the 4% Notes Payable (2020 - $Nil). As at October 31, 2021, the Company owed a total of $29,905 under the 4% Notes Payable (2020 - $Nil).

NOTE 6 - COMMON STOCK

Shares issued during the year ended October 31, 2021

On April 9, 2021, the Company closed a private placement financing by issuing 233,333 shares of its common stock (the “Shares”) at $0.75 per Share for gross proceeds of $175,000. On April 15, 2021, the Company closed the second private placement financing by issuing further 600,000 Shares at $0.83 per Share for gross proceeds of $498,000. The Shares were issued pursuant to the provisions of Regulation S of the United States Securities Act of 1933, as amended (the “Act”) to the persons who are not residents of the United States and are otherwise not “U.S.

Persons” as that term is defined in Rule 902(k) of Regulation S of the Act. The Company recorded $9,705 in share issuance costs associated with these financings.

Shares issued during the year ended October 31, 2020

During the year ended October 31, 2019, the Company’s board of directors resolved to grant 133,333 shares of its common stock to Mr. Ong, See-Ming for services he has provided to the Company. The fair value of these shares was calculated to be $29,333 and was recorded as management fees. The shares were issued on November 4, 2019.

Conversion of debt to shares during the year ended October 31, 2021

On March 9, 2021, Mr. Lim, the Company’s President, CEO and major shareholder, and Hampshire Avenue, the Company’s major shareholder, agreed to convert a total of $463,053 the Company owed on account of services and cash advances provided to it into 617,404 shares of the Company’s common stock (Note 3). The conversion of debt to shares was as follows:

Description	Total amount converted	Number of shares issued	Fair market value of issued shares	Loss on conversion of debt(1)
Shares issued for the notes payable to a major shareholder	$385,950	514,600	$499,162	$113,212
Shares issued for amounts owed to the CEO and Director of the Company	77,103	102,804	99,720	22,617
Total	$463,053	617,404	$598,882	$135,829

(1)The loss on conversion of debt to shares with related parties was recorded as part of additional paid-in capital.

On July 20, 2021, Hampshire Avenue, agreed to convert further $24,335 the Company owed on account of cash advances into 62,828 shares of the Company’s common stock (Note 3). The conversion of debt to shares was as follows:

Description	Total amount converted	Number of shares issued	Fair market value of issued shares	Loss on conversion of debt(1)
Shares issued for the notes payable to a major shareholder	$24,335	62,828	$26,073	$1,738
Total	$24,335	62,828	$26,073	$1,738

(1)The loss on conversion of debt to shares with related party was recorded as part of additional paid-in capital.

On August 31, 2021, Mr. Thompson, the Company’s former CTO, agreed to convert $50,323 the Company owed him on account of unpaid salary, into 209,677 shares of the Company’s common stock (Note 3). The conversion of debt to shares was as follows:

Description	Total amount converted	Number of shares issued	Fair market value of issued shares	Gain on conversion of debt(1)
Shares issued for the amount due to former CTO	$50,323	209,677	$44,032	$6,291
Total	$50,323	209,677	$44,032	$6,291

(1)The gain on conversion of debt to shares with related party was recorded as part of additional paid-in capital.

Conversion of debt to shares during the year ended October 31, 2020

During the year ended October 31, 2020, the Company’s management agreed to convert a total of $640,830, representing a balance the Company owed to them into shares of the Company’s common stock (Note 3). The conversion of debt to shares was as follows:

Description	Amount converted	Number of shares issued	Fair market value of issued shares	Loss on conversion of debt(1)
Shares issued on conversion of debt owed to the CEO and President	$ 370,729	1,029,803	$ 494,305	$ 123,576
Shares issued on conversion of debt owed to the CFO	252,101	700,281	336,135	84,034
Shares issued on conversion of debt owed to a director	18,000	50,000	24,000	6,000
Total	$ 640,830	1,780,084	$ 854,440	$ 213,610

(1)The $213,610 loss on conversion of debt to shares was recorded as part of additional paid-in capital.

During the year ended October 31, 2019, the Company’s debt holders agreed to convert a total of $923,798, representing a part or all of the debt owed to them by the Company into shares of the Company’s common stock. The shares were issued on January 8, 2020. The conversion of debt to shares was as follows:

Description	Amount converted	Number of shares issued	Fair market value of issued shares	Loss/(gain) on conversion of debt(1)
Shares issued for non-interest-bearing loan	$ 100,000	1,000,000	$ 205,000	$ 105,000
Shares issued for services	560,000	4,000,000	570,000	10,000
Shares issued for advances with related party	263,798	1,465,546	153,882	(109,916)
Total	$ 923,798	6,465,546	$ 928,882	$ 5,084

(1)$109,916 gain on conversion of debt to shares with related party was recorded as part of additional paid-in capital; therefore, the Company expensed $115,000 as loss on conversion debt.

Obligation to issue shares

At October 31, 2021, the Company had an obligation to issue 150,000 shares of its common stock valued at $76,950 for corporate communication services provided to the Company during the year ended October 31, 2021.

Warrants and Options

During the years ended October 31, 2021 and 2020, the Company did not have any warrants or options issued and exercisable.

Changes to additional paid-in capital

During the year ended October 31, 2021, the Company decided to wind down one of its subsidiaries, VGrab International Ltd., as part of the preparation for winding down, one of the Company’s shareholders agreed to forgive $758 owed to him; the forgiveness of debt was recorded as part of additional paid-in capital as at October 31, 2021.

NOTE 7 - INCOME TAXES

The Company has established a valuation allowance against its federal and state deferred tax assets due to the uncertainty surrounding the realization of such assets as evidenced by the cumulative losses from operations through October 31, 2021. Management periodically evaluates the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that deferred assets are realizable, the valuation allowance will be reduced accordingly and recorded as a tax benefit.

A reconciliation of income taxes at statutory rates is as follows:

	Year ended October 31,
	2021	2020
Loss before income taxes	$(1,707,842)	$(485,916)
Statutory tax rate	27%	27%
Expected recovery of income taxes	(461,000)	(131,000)
Non-deductible expenses	76,000	393,000
Effect of foreign exchange	-	1,000
Change in valuation allowance	385,000	(263,000)
	$-	$-

The Company’s tax-effected deferred income tax assets are estimated as follows:

	Year ended October 31,
	2021	2020
Non-capital losses carried forward	$800,000	$415,000
Mineral properties	8,000	8,000
Less: Valuation allowance	(808,000)	(423,000)
	$-	$-

The Company has non-capital losses carried forward of approximately $2,964,000 which will expire from 2031 to 2041.

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

Our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of October 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the assessment, our Chief Executive Officer and Chief Financial Officer determined that, as of October 31, 2021, our internal control over financial reporting was not effective due to limited segregation of duties.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the fourth quarter of the last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Table 7 contains certain information regarding our directors, executive officers and key personnel.

Table 7: Directors and officers

Name	Age	Position
Lim, Hun Beng	64	Director, Chief Executive Officer, and President
Liong, Fook Weng	50	Director, Chief Financial Officer, Secretary, and Treasurer
Ong, See-Ming	62	Director
Chee, Wai Hong	48	Director
Barth, Jürgen Carl	74	Director

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

Mr. Chee Wai Hong was born in Malaysia and is currently a practicing advocate and solicitor there. Mr. Chee graduated with a law degree from University of London and obtained a Master’s Degree in Business Administration (Finance) from Northern University of Malaysia.  Mr. Chee is also a qualified Chartered Accountant being a Fellow of the Association of Chartered and Certified Accountants (United Kingdom), a member of Malaysian Institute of Accountants and is a member of the Malaysian Bar.  Mr. Chee practices actively in the area of corporate law and litigation and has extensively advised many publicly listed companies in Malaysia and Singapore.  He has helmed executive and independent directorship positions in several publicly listed companies in Malaysia.

Mr. Jürgen Barth was born in Thum, Saxony, Germany and is a German engineer and successful race car driver.  Mr. Barth won the 1977 24 Hours Le Mans in a Porsche 936, the 1980 1,000 km Nürburgring and the 2014 CER Championship with a Porsche 911 Carrera RSR 3.0. In 1982 Mr. Barth served as Director of Porsche Customer Racing and headed a new department in Weissach for the manufacture and sale of Porsche Groupe C and 911 race cars.  Mr. Barth served as President of the FIA Sports Car Commission from 1982-1986, is the originator of the OSCAR Organization for Groupe C racing, 1984-1989, is a Permanent Steward of the German DTM Championship and from 1999 to 2015 was the representative of the Manufactures in the FIA Historic Commission as well as the 2017 Race Director for the LMP3 Series in China, just to list a few of his accolades.  Mr. Barth is also a distinguished author and co-wrote a book about Porsche’s racing history, Das Groβe Buch der Porsche Sonder Typen (The Great Book of Porsche Special Types and Designs).

Term of Office

Our directors are elected to hold office until the next annual meeting of the shareholders or until their respective successors have been elected and qualified. Our executive officers are appointed by our board of directors and hold office until removed by our board of directors or until their successors are appointed.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act and the rules thereunder require our officers and directors, and persons who own more than 10% of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies.  To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, the following persons have, during the fiscal year ended October 31, 2021, failed to file, on a timely basis, the reports required by Section 16(a) of the Exchange Act:

•Mr. Ong, a member of our Board of Directors, was late filing Forms 4 reflecting the following transactions:

•March 27, 2021: acquisition of 5,000 shares for which Form 4 was filed on March 31, 2021

•April 23, 2021: acquisition of 1,200 shares for which Form 4 was filed on April 29, 2021

•April 26, 2021: acquisition of 8,800 shares for which Form 4 was filed on April 29, 2021

•Mr. Lim, a member of our Board of Directors, CEO and President, is a beneficial owner of the shares held in the name of Hampshire Avenue, Hampshire Infotech, Hampshire Capital Limited, and Hampshire Motors Group (collectively, Hampshire Group).

On March 3, 2021, Mr. Lim filed Forms 4 reflecting the following private transactions:

•December 1, 2020 - sale of 100,000 shares by Hampshire Avenue

•January 18, 2021 - sale of 50,000 shares by Hampshire Avenue

•February 9, 2021 - acquisition of 7,000 shares by Mr. Lim

Mr. Lim did not file Form 4 to reflecting the receipt of 102,804 shares for debt at $0.75/share

•Hampshire Avenue did not file the following transactions:

•March 9, 2021 – receipt of 514,600 shares for debt at $0.75/share

•May 27, 2021 – transfer of 1,329,600 shares to Hampshire Motors Group

•July 20, 2021 - receipt of 62,828 shares for debt at $0.38/share

•August 11, 2021 - transfer of 58,828 shares to Hampshire Motors Group

•August 11, 2021 - sale of 5,000 shares

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

ITEM 11: EXECUTIVE COMPENSATION

Table 8 summarizes all compensation for the 2021 and 2020 fiscal years received by our Chief Executive Officer, our two most highly compensated executive officers who earned more than $100,000 and up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of the last completed fiscal year (collectively, the “Named Executive Officers”).

Table 8: Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Lim, Hun Beng (1)	2021	120,260	nil	nil	nil	nil	nil	28,972	149,232
CEO, President, and Director	2020	120,329	nil	nil	nil	nil	nil	26,256	146,585
Liong, Fook Weng (2)	2021	96,208	nil	nil	nil	nil	nil	4,222	100,430
CFO, Secretary, Treasurer, and Director	2020	96,263	nil	nil	nil	nil	nil	3,034	99,297
Brendan Norman (3)	2021	142,500	nil	nil	nil	nil	nil	nil	142,500
Chief Strategy Officer	2020	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Ian Thompson (4)	2021	57,823	nil	nil	nil	nil	nil	nil	57,823
Former Chief Technical Officer	2020	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

Notes:

1.Mr. Lim was appointed as a member of our Board of Directors on July 19, 2016, and President and CEO on December 5, 2017.

2.Mr. Liong was appointed as a member of our Board of Directors, CFO, Corporate Secretary and Treasurer on December 5, 2017.

3.Mr. Norman was appointed as Chief Strategy Officer with Duesenberg Nevada on January 15, 2021.

4.Mr. Thompson was appointed as Chief Technical Officer with Duesenberg Nevada on January 15, 2021. Mr. Thompson resigned from his position on May 11, 2021.

Employment Agreements

Mr. Lim, Hun Beng, provides his services as the Chief Executive Officer and President of the Company under an employment agreement with Duesenberg Malaysia (up to April 30, 2020) and with Duesenberg Evolution (from May 1, 2020, and up to the date of this Annual Report). Under the terms of the employment agreement, the Company agreed to hire Mr. Lim as the Company’s CEO and President and agreed to pay Mr. Lim an annual salary of USD$120,000. The terms of the employment agreement provide that in addition to the annual salary, the Company will pay Mr. Lim a monthly out-of-pocket allowance of approximately $2,400 (RM10,000), and an annual bonus equivalent to a minimum 100% annual base salary, which bonus will be based on the achievement of certain performance milestones predetermined by the Company’s board of directors. As of the date of the filing of this Annual Report on Form 10-K, the performance milestones were not attained, therefore the Company did not record any bonuses payable to Mr. Lim.

Mr. Liong, Fook Weng, provides his services as the Chief Financial Officer, Secretary and Treasurer of the Company under an employment agreement with Duesenberg Malaysia (up to April 30, 2020) and with Duesenberg Evolution (from May 1, 2020, and up to the date of this Annual Report). Under the terms of the employment agreement, the Company agreed to hire Mr. Liong as the Company’s CFO and agreed to pay Mr. Liong an annual salary of USD$96,000. The terms of the employment agreement provide that in addition to the annual salary, the Company will reimburse Mr. Liong for all reasonable out of pocket expenses, and an annual bonus equivalent to a minimum 100% annual base salary, which bonus will be based on the achievement of certain performance milestones predetermined by the Company’s board of directors. As of the date of the filing of this Annual Report on Form 10-K, the performance milestones were not attained, therefore the Company did not record any bonuses payable to Mr. Liong.

On January 15, 2021, Duesenberg Nevada entered into an employment agreement with Mr. Brandan Norman, who has agreed to assume the position of Chief Strategy Officer with Duesenberg Nevada. Under the terms of the employment agreement, the Company agreed to pay Mr. Norman an annual salary of $180,000 and to reimburse Mr. Norman for all reasonable out-of-pocket expenses; in addition to the salary the Company agreed to pay Mr. Norman an annual bonus equivalent to a minimum 100% annual base salary, which bonus will be based on the achievement of certain performance milestones predetermined by the Company’s board of directors.

On January 15, 2021, Duesenberg Nevada entered into an employment agreement with Mr. Ian Thompson, who has agreed to assume the position of Chief Technical Officer with Duesenberg Nevada. Under the terms of the employment agreement, the Company agreed to pay Mr. Thompson an annual salary of $180,000 and to reimburse Mr. Norman for all reasonable out-of-pocket expenses; in addition to the salary the Company agreed to pay Mr. Norman an annual bonus equivalent to a minimum 100% annual base salary, which bonus will be based on the achievement of certain performance milestones predetermined by the Company’s board of directors. Mr. Thompson resigned from his position on May 11, 2021, and the employment agreement was terminated on of the same day, in line with the cancellation terms included in the employment agreement.

Outstanding Equity Awards at Fiscal Year End

As at October 31, 2021, we did not have any outstanding equity awards.

We have no plans that provide for the payment of retirement benefits, or benefits that will be paid primarily following retirement, including but not limited to tax-qualified defined benefit plans, supplemental executive retirement plans, tax-qualified defined contribution plans and nonqualified defined contribution plans.

We do not have a compensation committee.

DIRECTOR COMPENSATION

During the year ended October 31, 2021, Mr. Barth served as independent director of the Company; Mr. Ong and Mr. Chee were not independent due to their share positions with the Company. Table 9 summarizes all compensation for the 2021 and 2020 fiscal years received the Company’s directors. Compensation paid to directors who were also named executive officers during our October 31, 2021, fiscal year is set out in the Table 8 above.

Table 9: Summary Director Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Ong, See-Ming(1)	2021	nil	nil	nil	nil	nil	nil	24,000	24,000
Director	2020	nil	nil	nil	nil	nil	nil	24,000	24,000
Chee, Wai Hong	2021	nil	nil	nil	nil	nil	nil	nil	nil
Director	2020	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Barth, Jürgen Carl	2021	nil	nil	nil	nil	nil	nil	nil	nil
Director	2020	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

(1)During the year ended October 31, 2021, we accrued $24,000 on account of management fees payable to Mr. Ong for his services.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Table 10 presents, as of February 15, 2022, information regarding the beneficial ownership of our common stock with respect to each of our executive officers, each of our directors, each person known by us to own beneficially more than 5% of the common stock, and all of our directors and executive officers as a group.  Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power over securities. Each individual or entity named has sole investment and voting power with respect to the shares of common stock indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted.

Table 10: Security ownership

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Shares (1)
Security Ownership, Directors and Officers
Common Shares	LIM, HUN BENG	22,528,035(2)	49.39%
	21 Denai Endau 3, Seri Tanjong Tokong	Direct and Indirect
	10470 Georgetown, Penang, Malaysia
Common Shares	LIONG, FOOK WENG	700,281	1.54%
	No 5, Jalan Girdle, Bukit Tunku	Direct
	50480 Kuala Lumpur, Malaysia
Common Shares	ONG, SEE-MING	898,333	1.97%
	38 Lengkong Tiga,	Direct
	Singapore 417446
Common Shares	Chee, Wai Hong	1,039,100	2.28%
	51-14-A Menara BHL Bank, Jalan Sultan Ahmad Shah	Direct
	Penang Malaysia 10050
Common Shares	Barth, Jürgen Carl	Nil	Nil
	Untere Zeilstr 36	n/a
	Sachsenheim, Germany
Common Shares	Brendan Norman	Nil	Nil
	No 5, The Residence Mont Kiara	n/a
	Kuala Lumpur Malaysia 50480
Common Shares	All Officers and Directors as a Group	25,165,749	55.17%

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Shares (1)
Security Ownership, 5% Shareholders
Common Shares	HAMPSHIRE CAPITAL LTD.	20,000,000(2)	43.84%
	Kensington Gardens, No. U1317. Lot 7616	Direct
	Jalan Jumidar Buyong, 87000, Labuan F.T. Malaysia
Common Shares	HAMPSHIRE AVENUE SDN. BHD.	20,000,000(3)	43.84%
	Kensington Gardens, No. U1317. Lot 7616	Indirect
	Jalan Jumidar Buyong,
Common Shares	LIM, HUN BENG	22,528,035(2)	49.39%
	21 Denai Endau 3, Seri Tanjonk Tokong	Direct and Indirect
	10470 Georgetown, Penang, Malaysia

Notes:

1.Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of our shares actually outstanding on February 15, 2022.  As of February 15, 2022, there were 45,616,043 common shares issued and outstanding.

2.Mr. Lim  is the direct beneficial owner of 1,139,607 shares of our common stock. Hampshire Capital Ltd is the direct beneficial owner of 20,000,000 shares of our common stock. Hampshire Motors Group Ltd. is direct beneficial owner of 1,388,428 shares of our common stock. Mr. Lim, is director of Hampshire Motors Group and Hampshire Capital Ltd, and therefore is the beneficial owner of our securities held directly by Hampshire Capital and Hampshire Motors, with shared voting and dispositive power over those securities.

3. Hampshire Avenue is the parent company of Hampshire Capital.

Changes in Control

We are not aware of any arrangements that may result in a change in control.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

Our common shares are quoted on the OTC Markets inter-dealer quotation system, which does not have director independence requirements.  For the purpose of determining director independence, we have adopted the independence requirements of Canadian National Instrument 52-110 - Audit Committees (“NI 52-110”) as we are an OTC reporting issuer in the province of British Columbia. NI 52-110 recommends that the Board of Directors of a public company be constituted with a majority of individuals who qualify as “independent” directors. An “independent” director is a director who has no direct or indirect material relationship with us. A material relationship is a relationship, which could, in the view of the Board of Directors, reasonably interfere with the exercise of a director’s independent judgment. Mr. Barth qualifies as independent director. Mr. Chee and Mr. Ong are not independent, as they hold 2.28% and 1.97% shares of our common stock, respectively. Mr. Lim is not an independent director as, in addition to being our CEO and President, he beneficially holds 49.39% of our common stock. Mr. Liong is not an independent director because of his position as CFO, Secretary and Treasurer, he also holds 1.54% of our common stock.

During the Company’s Fiscal 2021 year, our board of directors increased with an addition of two members. As a result of our limited operating history and minimal resources, our management believes that it will have difficulty in attracting additional independent directors.  In addition, we would likely be required to obtain directors and officers insurance coverage in order to attract and retain additional independent directors.  Our management believes that the costs associated with maintaining such insurance are prohibitive at this time.

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

Hampshire Avenue SDN BHD

During the past two fiscal years and up to the date of the filing of this Annual Report on Form 10-K, we have entered into the following related party transactions with Hampshire Avenue SDN BHD, a parent company of Hampshire Capital, our direct shareholder, controlled by Mr. Lim:

•During the year ended October 31, 2021, we received $95,150 as proceeds from the loan agreements with Hampshire Avenue SDN BHD. The loans bear interest at 4% per annum, are unsecured and payable on demand. During the same period, our board of directors approved conversion of $410,074 we owed to Hampshire Avenue under the 4% notes payable into 577,428 shares of our common stock, resulting in $115,160 loss on conversion, which was recorded as part of additional paid-in capital.

•During the year ended October 31, 2020, we received $156,740 as proceeds from the loan agreements with Hampshire Avenue SDN BHD. The loans bear interest at 4% per annum, are unsecured and payable on demand. During the same period, we repaid $4,967 under notes payable issued to Hampshire Avenue.

•On October 31, 2019, our board of directors approved conversion of $263,798 we owed to Hampshire Avenue under the 4% notes payable into 1,465,546 shares of our common stock at a deemed price of $0.18 per share, resulting in $109,916 gain on conversion, which was recorded as part of additional paid-in capital. The shares were issued on January 8, 2020.

Lim, Hun Beng

During the period from November 1, 2019, to April 30, 2020, Mr. Lim was employed by Duesenberg Malaysia, as  of May 1, 2020, the employment agreement was moved to Duesenberg Evolution without any substantial changes being made to the pay rate or other terms of the employment agreement. Under the terms of the employment agreement, we agreed to pay Mr. Lim an annual salary of $120,000, and provide him with a monthly allowance for out-of-pocket expenses of approximately $2,400 (RM10,000); in addition to the salary, we agreed to pay Mr. Lim an annual bonus equivalent to a minimum 100% annual base salary, which bonus will be based on the achievement of certain performance milestones predetermined by the Company’s board of directors. During the year ended October 31, 2021, we expensed $149,232 (2020 - $146,586) in salary and reimbursable expenses with Mr. Lim. During the same period, Mr. Lim agreed to convert $77,103 (2020 - $370,729) the Company owed to him on account of unpaid salary and reimbursable expenses  to 102,804 (2020 - 1,029,803) shares of the Company’s common stock. The Company recorded $22,617 (2020 - $123,576) loss on conversion of debt, which was recorded as part of additional paid-in capital. As at October 31, 2021, we owed Mr. Lim a total of $22,808 (2020 - $39,393) in salary and reimbursable expenses. Subsequent to October 31, 2021, we continue to accrue Mr. Lim’s salary based on the above described employment agreement.

Liong, Fook Weng

During the period from November 1, 2019 to April 30, 2020, Mr. Liong was employed by Duesenberg Malaysia, as  of May 1, 2020, the employment agreement was moved to Duesenberg Evolution without any substantial changes being made to the pay rate or other terms of the employment agreement. Under the terms of the employment agreement, we agreed to pay Mr. Liong an annual salary of $96,000 and to reimburse Mr. Liong for all reasonable out-of-pocket expenses; in addition to the salary we agreed to pay Mr. Liong  an annual bonus equivalent to a minimum 100% annual base salary, which bonus will be based on the achievement of certain performance milestones predetermined by the Company’s board of directors. During the year ended October 31, 2021 we expensed $100,430 (2020 - $99,297) in salary and reimbursable expenses with Mr. Liong. During the year ended October 31, 2020 Mr. Liong agreed to convert $252,101 the Company owed to him on account of unpaid salary and reimbursable expenses  to 700,281 shares of the Company’s common stock. The Company recorded $84,034 as loss on conversion of debt, which was recorded as part of additional paid-in capital. As at October 31, 2021, we owed Mr. Liong a total of $83,940 (2020 - $24,145) in salary and reimbursable expenses. Subsequent to October 31, 2021, we continue to accrue Mr. Liong’s salary based on the above described employment agreement.

Ong See-Ming

During the years ended October 31, 2021, and 2020 we incurred $24,000, each, in management fees to Mr. Ong. During the year ended October 31, 2020, Mr. Ong agreed to convert $18,000 the Company owed to him on account of unpaid management fees, into 50,000 common shares of the Company. The Company recorded $6,000 as loss on conversion of debt, which was recorded as part of additional paid-in capital for the year ended October 31, 2020. As at October 31, 2021, we owed Mr. Ong a total of $30,000 (2020 - $6,000) in management fees.

Brendan Norman

On January 15, 2021, Duesenberg Nevada entered into an employment agreement with Mr. Brandan Norman, who has agreed to assume the position of Chief Strategy Officer with Duesenberg Nevada. Under the terms of the employment agreement, we agreed to pay Mr. Norman an annual salary of $180,000 and to reimburse Mr. Norman for all reasonable out-of-pocket expenses; in addition to the salary, we agreed to pay Mr. Norman an annual bonus equivalent to a minimum 100% annual base salary, which bonus will be based on the achievement of certain performance milestones predetermined by the Company’s board of directors. During the year ended October 31, 2021, we expensed $142,500 (2020 - $Nil) in salary and reimbursable expenses with Mr. Norman. As at October 31, 2021, we owed Mr. Norman a total of $75,448 (2020 - $Nil) in  salary and reimbursable expenses. Subsequent to October 31, 2021, we continue to accrue Mr. Norman’s salary based on the above described employment agreement.

Ian Thompson

On January 15, 2021, Duesenberg Nevada entered into an employment agreement with Mr. Ian Thompson, who has agreed to assume the position of Chief Technical Officer with Duesenberg Nevada. Under the terms of the employment agreement, we agreed to pay Mr. Thompson an annual salary of $180,000 and to reimburse Mr. Thompson for all reasonable out-of-pocket expenses; in addition to the salary, we agreed to pay Mr. Thompson an annual bonus equivalent to a minimum 100% annual base salary, which bonus was to be based on the achievement of certain performance milestones predetermined by the Company’s board of directors. Mr. Thompson resigned from his position as CTO of Duesenberg Nevada and terminated his employment on May 11, 2021. During the year ended October 31, 2021, we expensed $57,823 (2020 - $Nil) in salary and reimbursable expenses with Mr. Thompson. During the year ended October 31, 2021, Mr. Thompson agreed to convert $50,322 the Company owed to him on account of unpaid salary, into 209,677 common shares of the Company. The Company recorded $6,290 as loss on conversion of debt, which was recorded as part of additional paid-in capital for the year ended October 31, 2021.

Hampshire Automotive Sdn Bhd.

On May 1, 2021, Duesenberg Malaysia, engaged Hampshire Automotive, a private company of which Mr. Joe Lim is a 33% shareholder, to assist the Company with engineering and drafting of the Duesenberg Heritage vehicles. As part of the services, Hampshire Automotive agreed to convert the existing Duesenberg heritage car and parts the Company acquired into 3D digital drawing, which will then be used to manufacture new vehicles. During the year ended October 31, 2021, the Company accrued to Hampshire Automotive $231,325 for the services, which were recorded as part of research and development fees. As at October 31, 2021, we owed Hampshire Automotive a total of $61,094 (2020 - $Nil) for their services.

Duesey Coffee and Chocolates Sdn Bhd

During the year ended October 31, 2021, we generated $29,094 (2020 - $14,375) in revenue from Duesey Coffee and Chocolates Sdn Bhd (“Duesey Coffee”), of which Mr. Lim is a 50% shareholder. Due to current market uncertainty associated with COVID-19 we provide our services to Duesey Coffee on a month-to-month basis at 10,000 Malaysian Ringgit (approximately USD$2,450). As at October 31, 2021, we had $14,489 receivable from Duesey Coffee (2020 - $Nil).

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

2021 - $22,943 - Dale Matheson Carr-Hilton Labonte LLP

2020 - $17,640 - Dale Matheson Carr-Hilton Labonte LLP

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2021 - $0 - Dale Matheson Carr-Hilton Labonte LLP

2020 - $0 - Dale Matheson Carr-Hilton Labonte LLP

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2021 - $3,578 - Dale Matheson Carr-Hilton Labonte LLP

2020 - $4,000 - Dale Matheson Carr-Hilton Labonte LLP

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2) and (3) was:

2021 - $0 - Dale Matheson Carr-Hilton Labonte LLP

2020 - $0 - Dale Matheson Carr-Hilton Labonte LLP

Our board of directors pre-approves all audit and permissible non-audit services provided by the independent auditors.  These services may include audit services, audit-related services, tax services and other services.

PART IV

ITEM 15: EXHIBITS

The following table sets out the exhibits either filed herewith or incorporated by reference.

Exhibit	Description
3.1	Notice of Articles.(4)
3.2	Articles.(1)
3.3	Certificate of Continuation.(2)
3.4	Certificate of Change of Name dated January 6, 2014.(4)
3.5	Certificate of Change of Name dated February 11, 2015.(6)
3.6	Certificate of Change of Name dated December 23, 2020.(10)
3.7	Notice of Articles dated December 23, 2020(10)
10.1	Software Purchase Agreement between the Company and Hampshire Capital Limited. dated January 8, 2015.(5)
10.2	Service Agreement between VGrab International Ltd. and Hampshire Infotech SDN BHD dated July 12, 2015.(7)
10.3	Mobile Application Development Agreement between VGrab Asia Ltd. and Mr. Zheng Qing, Mr. Gu Xianwin and Ms. Chen Weijie dated March 5, 2019.(8)
10.4	Debt Settlement Agreement between VGrab Communications Inc. and HG Group Sdn Bhd dated July 9, 2019. (8)
10.5	Debt Settlement Agreement between VGrab Communications Inc. and Chen Weijie dated August 30, 2019. (8)
10.6	Debt Settlement Agreement between VGrab Communications Inc. and Gu Xianwin dated August 30, 2019. (8)
10.7	Debt Settlement Agreement between VGrab Communications Inc. and Zheng Qing dated August 30, 2019. (8)
10.8	Debt Settlement Agreement between VGrab Communications Inc. and Hampshire Avenue Sdn Bhd dated September 2, 2019. (8)
10.9	Debt Settlement Agreement between VGrab Communications Inc. and Liew Choong Kong dated October 3, 2019. (8)
10.10	Debt Settlement Agreement between Mr. Lim Hun Beng and VGrab Communications Inc. dated October 6, 2020. (9)
10.11	Debt Settlement Agreement between Mr. Liong Fook Weng and VGrab Communications Inc. dated October 6, 2020. (9)
10.12	Debt Settlement Agreement between Mr. Ong See Ming and VGrab Communications Inc. dated October 6, 2020. (9)
10.13	General service agreement between Rocket Supreme S.L. and Duesenberg Inc. (11)
10.14	Employment Agreement between Duesenberg Inc. and Mr. Brendan Norman dated for reference January 15, 2021(12)
10.15	Employment Agreement between Duesenberg Inc. and Mr. Ian Thompson dated for reference January 15, 2021(12)
10.16	Debt Settlement Agreement between Mr. Lim Hun Beng and Duesenberg Technologies Inc. dated March 9, 2021 (13)
10.17	Debt Settlement Agreement between Hampshire Avenue SDN BHD and Duesenberg Technologies Inc. dated March 9, 2021 (13)

Exhibit	Description
10.18	Digitalization Development Agreement between Hampshire Automotive Sdn Bhd and Duesenberg Technologies Malaysia Sdn. Bhd. dated April 16, 2021(15)
10.19	Consulting Agreement between the Company and Veritas Consulting Group Inc. dated June 22, 2021.(14)
10.20	Share Reimbursement Agreement with Lim Kaishen dated August 6, 2021.(15)
10.21	Debt Settlement Agreement between Mr. Ian George Thompson and Duesenberg Technologies Inc. dated August 20, 2021(15)
16.1	Code of Ethics.(3)
21.1	List of Subsidiaries.
31.1	Certification of CEO pursuant to Rule 13a-14(a) and 15d-14(a).
31.2	Certification of CFO pursuant to Rule 13a-14(a) and 15d-14(a).
32.1	Certification of CEO pursuant to Section 1350 of Title 18 of the United States Code.
32.2	Certification of CFO pursuant to Section 1350 of Title 18 of the United States Code.
99.1	Audit Committee Charter(3)
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

(11)Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on January 15, 2021

(12)Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 2, 2021

(13)Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 18, 2021

(14)Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on August 20, 2021

(15)Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed on September 20, 2021

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 15, 2022

DUESENBERG TECHNOLOGIES INC.

By:	/s/ Lim Hun Beng
Lim Hun Beng Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

Signature	Title	Date

/s/ Lim Hun Beng
Lim Hun Beng	Chief Executive Officer, (Principal Executive Officer), President and Member of the Board of Directors	February 15, 2022

/s/ Liong Fook Weng
Liong Fook Weng	Chief Financial Officer, (Principal Accounting Officer), and Member of the Board of Directors	February 15, 2022

/s/ Ong, See-Ming
Ong, See-Ming	Member of the Board of Directors	February 15, 2022

/s/ Chee, Wai Hong
Chee, Wai Hong	Member of the Board of Directors	February 15, 2022

/s/ Barth, Jürgen Carl
Barth, Jürgen Carl	Member of the Board of Directors	February 15, 2022