Form 10-Q
period 2022-01-31
DUESENBERG TECHNOLOGIES INC.
filed 2022-03-22
CIK 1551887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of March 22, 2022, the number of shares of the registrant’s common stock outstanding was 49,181,145.

i

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DUESENBERG TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	January 31, 2022	October 31, 2021

ASSETS

Current assets
Cash	$2,381	$7,434
Receivables	26,686	26,601
Prepaids	16,654	5,034
Total current assets	45,721	39,069

Equipment	1,592	1,952
Total assets	$47,313	$41,021

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$639,155	$576,881
Accrued liabilities	18,304	45,318
Due to related parties	609,837	273,869
Notes payable	106,306	106,892
Total liabilities	1,373,602	1,002,960

Stockholders’ deficit
Common stock, no par value, unlimited number authorized, 45,616,043 issued and outstanding at January 31, 2022 and October 31, 2021, respectively	8,503,314	8,503,314
Additional paid-in capital	(111,119)	(111,119)
Obligation to issue shares	76,950	76,950
Accumulated other comprehensive income	32,932	26,838
Deficit	(9,828,366)	(9,457,922)
Total stockholders’ deficit	(1,326,289)	(961,939)
Total liabilities and stockholders’ deficit	$47,313	$41,021

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DUESENBERG TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Three Months Ended January 31,
	2022	2021

Revenue	$9,475	$10,406

Operating expenses
Accounting	6,539	5,312
Amortization	339	217
General and administrative expenses	31,495	39,233
Management fees	18,000	6,000
Professional fees	4,780	4,614
Regulatory and filing	3,884	4,104
Research and development costs	192,025	616,800
Salaries and wages	119,267	88,425
Travel and entertainment	-	290
	(376,329)	(764,995)
Other items
Foreign exchange	(2,142)	(4)
Interest expense	(1,448)	(4,572)
Net loss	(370,444)	(759,165)

Translation to reporting currency	6,094	(19,500)
Comprehensive loss	$(364,350)	$(778,665)

Loss per share - basic and diluted	$(0.01)	$(0.02)

Weighted average number of shares outstanding:	45,616,043	43,892,801

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DUESENBERG TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Common Stock
	Shares	Amount	Obligation to Issue Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit	Total

Balance at October 31, 2020	43,892,801	$7,171,032	$-	$19,399	$58,829	$(7,750,080)	$(500,820)

Translation to reporting currency	-	-	-	-	(19,500)	-	(19,500)
Net loss	-	-	-	-	-	(759,165)	(759,165)
Balance at January 31, 2021	43,892,801	$7,171,032	$-	$19,399	$39,329	(8,509,245)	(1,279,485)

Balance at October 31, 2021	45,616,043	$8,503,314	$76,950	$(111,119)	$26,838	$(9,457,922)	$(961,939)

Translation to reporting currency	-	-	-	-	6,094	-	6,094
Net loss	-	-	-	-	-	(370,444)	(370,444)
Balance at January 31, 2022	45,616,043	$8,503,314	$76,950	$(111,119)	$32,932	$(9,828,366)	$(1,326,289)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DUESENBERG TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Three months ended January 31,
	2022	2021

Cash flow used in operating activities
Net loss	$(370,444)	$	$(759,165)
Adjustments to reconcile net loss to net cash used in operating activities
Accrued interest on related party notes	-		3,399
Accrued interest on long-term debt	1,448		1,156
Amortization	339		217
Foreign exchange	3,156		1,299
Changes in operating assets and liabilities
Receivables	(314)		(10,889)
Prepaids	(12,041)		(9,434)
Accounts payable and accrued liabilities	37,365		600,085
Due to related parties	204,224		21,255
Accrued salaries due to related parties	117,000		54,585
Net cash used in operating activities	(19,267)		(97,492)

Cash flows provided by financing activities
Loans and advances payable to related party	14,220		82,992
Advances payable	-		14,000
Net cash provided by financing activities	14,220		96,992

Effect of exchange rate changes on cash	(6)		297

Net decrease in cash	(5,053)		(203)
Cash, beginning	7,434		11,715
Cash, ending	$2,381		$11,512

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DUESENBERG TECHNOLOGIES INC.

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2022

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

On November 1, 2019, the Company incorporated Duesenberg Inc., a Nevada corporation (“Duesenberg Nevada”), with a purpose to undertake the development of Electric Vehicles (“EV”) using the Duesenberg brand and its VGrab Technology and applications based on the VGrab technology. On May 21, 2021, the Company incorporated Duesenberg Heritage LLC, a Nevada corporation (“Duesenberg Heritage”), with a purpose to reproduce very limited Duesenberg Heritage vehicles, Duesenberg Model J and Boat Tail series, which were originally manufactured in the 1920s and 1930s.

As of the date of these condensed consolidated financial statements, the Company has the following wholly owned subsidiaries:

Name	Incorporation	Incorporation Date
Duesenberg Malaysia Sdn Bhd. (formerly VGrab Communications Malaysia Sdn Bhd)	Malaysia Companies Act 2016	May 17, 2018
Duesenberg Technologies Evolution Ltd (formerly VGrab Asia Limited)	Companies Ordinance, Chapter 622 of the Laws of Hong Kong	February 18, 2019
Duesenberg Inc.	Nevada, USA	November 1, 2019
Duesenberg Heritage LLC	Nevada, USA	May 21, 2021

Basis of Presentation

The unaudited interim condensed consolidated financial statements of the Company are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended October 31, 2021, included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 15, 2022. The unaudited interim condensed consolidated financial statements of the Company should be read in conjunction with those financial statements for the year ended October 31, 2021, included in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three-month period ended January 31, 2022, are not necessarily indicative of the results that may be expected for the year ending October 31, 2022.

Going Concern

The Company’s interim condensed consolidated financial statements are prepared on a going concern basis in accordance with GAAP which contemplate the realization of assets and discharge of liabilities and commitments in the normal course of business. To date the Company has generated a total of $68,453 in revenue from its operating activities and has accumulated losses of $9,828,366 since inception. Continuation of the Company as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and ultimately upon its ability to achieve profitable operations. To date the Company has funded its operations through the issuance of capital stock and debt. Management plans to continue raising additional funds through equity and/or debt financing. The outcome of these efforts cannot be predicted with any certainty and raises substantial doubt that the Company will be able to continue as a going concern. These unaudited interim condensed consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. On consolidation, all intercompany balances and transactions are eliminated.

NOTE 3 - RELATED PARTY TRANSACTIONS

The following amounts were due to related parties as at:

	January 31, 2022	October 31, 2021
Due to the Chief Executive Officer (“CEO”) and Director of the Company(a)	$80,208	$22,808
Due to a company controlled by the CEO and Director of the Company(a)	250,857	61,094
Due to the Chief Financial Officer (“CFO”) and Director of the Company(a)	109,752	83,940
Due to the Chief Strategy Officer (“CSO”) of the Company’s subsidiary(a)	120,448	75,448
Due to a Director of the Company(a)	36,000	30,000
Due to a Director of the Company(a)	6,000	-
Due to a Director of the Company(a)	6,000	-
Due to a major shareholder for payments made on behalf of the Company(a)	572	579
Total due to related parties	$609,837	$273,869

(a) Amounts are unsecured, due on demand and bear no interest.

During the three-month period ended January 31, 2022, the Company incurred $30,000 (2021 - $30,325) in wages and salaries to Mr. Lim Hun Beng, the Company’s CEO, President, and director. In addition, the Company incurred $7,155 (2021 - $7,417) in reimbursable expenses with Mr. Lim. During the same period Mr. Lim advanced the Company $14,220 in the form of vendor payments made by him on behalf of the Company.

During the three-month period ended January 31, 2022, the Company incurred $24,000 (2021 - $24,260) in wages and salaries to Mr. Liong Fook Weng, the Company’s CFO and director. In addition, the Company incurred $1,817 (2021 - $625) in reimbursable expenses with Mr. Liong.

During the three-month period ended January 31, 2022, the Company incurred a total of $18,000 in management/director fees to its directors, Mr. Ong See-Ming, Mr. Chee Wai Hong, and Mr. Karl Jürgen, at $6,000 each. During the three-month period ended January 31, 2021, the Company incurred $6,000 in management/director fees with its director, Mr. Ong See-Ming.

During the three-month period ended January 31, 2022, the Company incurred $45,000 (2021 - $7,500) in management fees to its CSO, Mr. Brendan Norman.

During the three-month period ended January 31, 2022, the Company recognized $7,155 in revenue from licensing and maintenance of its SMART Systems applications to a company of which Mr. Lim is a 50% shareholder (2021 - $7,373).

During the three-month period ended January 31, 2022, the Company incurred $190,803 (2021 - $Nil) to Hampshire Automotive Sdn Bhd. (“Hampshire Automotive”) a private company of which Mr. Joe Lim is a 33% shareholder, for engineering and drafting of the Duesenberg Heritage vehicles, which fees were recorded as part of research and development fees.

During the comparative three-month period ended January 31, 2021, the Company received $82,992 in exchange for the notes payable to Hampshire Avenue SDN BHD (“Hampshire Avenue”), a private company of which Mr. Joe Lim is a director and major shareholder. The loans bore interest at 4% per annum, were unsecured and payable on demand. The Company did not receive any funds from Hampshire Avenue during the three-month period ended January 31, 2022. During the three-month period ended January 31, 2021, the Company recorded $3,399 in interest expense associated with its liabilities under the notes payable issued to Hampshire Avenue. During the second and third quarters of the Company’s Fiscal 2021, Hampshire Avenue agreed to convert a total of $410,285 into 577,428 common shares of the Company, and forgave the remaining balance totaling $758.

During the three-month period ended January 31, 2021, the Company incurred $7,500 in management fees to its former CTO, Mr. Ian Thompson, who resigned from his position as the CTO of the Company on May 11, 2021.

NOTE 4 - EQUIPMENT

Changes in the net book value of the equipment at January 31, 2022 and at October 31, 2021 are as follows:

	January 31, 2022	October 31, 2021
Net book value, beginning of the period	$1,952	$213
Changes during the period	-	2,760
Amortization	(339)	(990)
Foreign exchange	(21)	(31)
Net book value, end of the period	$1,592	$1,952

NOTE 5 - NOTES PAYABLE

The following amounts were due under third-party notes payable at January 31, 2022 and October 31, 2021:

	January 31, 2022	October 31, 2021
Balance, beginning of the period	$106,892	$67,429
Advances received	-	29,000
Interest accrued during the period	1,448	5,309
Foreign exchange	(2,034)	5,154
Balance, end of the period	$106,306	$106,892

During the three-month period ended January 31, 2022, the Company accrued $1,145 in interest on the CAD$83,309 note payable accumulating 6% interest compounded monthly (2021 - $1,060), and $303 (2021 - $Nil) in interest on the notes payable totaling $29,000, which accumulate interest at 4% compounded monthly. All notes payable to third-parties are unsecured and due on demand.

NOTE 6 - COMMON STOCK

During the three-month period ended January 31, 2022, the Company did not have any transactions that would have resulted in issuance of common stock, warrants or options to purchase its equity securities.

NOTE 7 - SUBSEQUENT EVENTS

Private Placement Financing

Subsequent to January 31, 2022, the Company closed a private placement financing by issuing 2,511,962 shares of its common stock (the “Shares”) for gross proceeds of $502,392.

Debt Settlement Agreements

Subsequent to January 31, 2022, the Company entered into debt settlement agreements (the “Agreements”) with Mr. Lim, and Mr. Ong See-Ming, the Company’s director. Mr. Lim agreed to convert $102,628 the Company owed to him at the time of conversion into 513,140 Shares. Mr. Ong agreed to convert $30,000 the Company owed to him at the time of conversion into 150,000 Shares.

Shares Issued to Directors

Subsequent to January 31, 2022, the Company issued a total of 240,000 Shares to Mr. Chee and Mr. Barth, the Company’s directors (120,000 Shares each) in recognition of the services provided to the Company by Mr. Chee and Mr. Barth. The shares were valued at $48,000.

Shares Issued for Service

During the year ended October 31, 2021, the Company’s management agreed to issue 150,000 Shares to an arms-length party for services provided to the Company during the year. At October 31, 2021, the Company recorded $76,950 as obligation to issue the Shares, which were issued on February 24, 2022.

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

General

You should read this discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes for the fiscal year ended October 31, 2021, included in our Annual Report on Form 10-K. The inclusion of supplementary analytical and related information may require us to make estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and the financial position taken as a whole. Actual results may vary from the estimates and assumptions we make.

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

On June 24, 2015, we formed a subsidiary, VGrab International Ltd., (“VGrab International”) under the Labuan Companies Act 1990 in Federal Territory of Labuan, Malaysia. The initial focus of the VGrab International was to continue development of the VGrab Application, which we acquired in our fiscal 2016 year and continue its market penetration in Southeast Asia.  The VGrab Application is a free mobile voucher application developed for smartphones using the Android and Apple iOS operating systems and allows users to redeem vouchers on their smartphones at a number of retailers and merchants. On November 25, 2021, we submitted an application to wind down VGrab International which the process was completed on February 28, 2022. At the time of wind-down, Vgrab International had no assets or liabilities.

On May 17, 2018, we incorporated Duesenberg Malaysia Sdn Bhd. under the Malaysia Companies Act 2016 in Malaysia (“Duesenberg Malaysia). The main business objective of Duesenberg Malaysia is to facilitate online promotions, advertising and e-commerce.

Since its incorporation, Duesenberg Malaysia has been working on the development of its SMART System prototype. Duesenberg’s new SMART System will consist of several modules, including Duesenberg Membership system (formerly referred to as “VGrab Membership”), which will allow its users to sign up via internet or quick response code, also known as “QR Code”, Duesenberg Cloud Management System (“DCMS”), and Duesenberg Database Management System (“DDMS”). DCMS and DDMS will form the backbone of Duesenberg’s SMART System, integrating each future developed Duesenberg SMART System’s module into the platform. The Company is currently testing the development of the Duesenberg SMART System before deployment to potential clients.

On February 18, 2019, we formed another subsidiary, Duesenberg Technologies Evolution Ltd (“Duesenberg Evolution”). The main business objective of Duesenberg Evolution is to facilitate online promotions, advertising and e-commerce to its potential customer based in P.R. China. In addition, Duesenberg Evolution is going to position itself as commodities trader to capture the current market trends in P.R. China.

On March 5, 2019, Duesenberg Evolution entered into a mobile application development agreement with a group of private software developers from China (the “Vendor”) to develop a mobile software application (“Duesenberg WeChat Application”, formerly referred to as “Vgrab WeChat Application”). Duesenberg WeChat Application is developed for use with smartphones in P.R. China using the WeChat Android and Apple iOS operating systems allowing users to sign up for memberships, deposit money, purchase products, redeem vouchers, upload media promotions onto the smartphones, etc. On August 14, 2019, the Duesenberg WeChat Application was tested and completed for client use.

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

On May 21, 2021, we formed Duesenberg Heritage LLC under the laws of the State of Nevada (“Duesenberg Heritage”). Duesenberg Heritage’s operations will be focused on reproducing very limited Duesenberg heritage vehicles which were originally manufactured in the 1920s and 1930s; such as the Duesenberg Model J and Boat Tail series. The Company expects that the manufacture of the heritage vehicles from that era (as well as possibly converting them to electrical models) will be time consuming and would require highly specialized and skilled tradesman.

In order to support the development and future production of Duesenberg EV as well as Duesenberg Heritage vehicles, we will require significant financing. During the year ended October 31, 2021, we closed two private placement financings for gross proceeds of $673,000, on February 24, 2022, we closed a private placement financing for an additional $502,392. The funds we have raised in the above financings are not sufficient to bring our Duesenberg EV and Duesenberg Heritage vehicle production plans to completion, and we will require additional funding. We cannot assure the reader that we will be successful in securing the further funding as required.

Recent Corporate Events

The following corporate developments have occurred during the first quarter ended January 31, 2022, and up to the date of the filing of this Quarterly Report:

Private Placement Financing

On February 24, 2022, the Company closed a private placement financing by issuing 2,511,962 shares of its common stock (the “Shares”) for total proceeds of $502,392 (the “Financing”) to a company controlled by Mr. Lim Hun Beng, the Company’s CEO, President, director and the majority shareholder (“Mr. Lim”). The Shares were issued pursuant to the provisions of Regulation S of the United States Securities Act of 1933, as amended (the “Act”) to the person who is not a resident of the United States and is otherwise not a “U.S. Person” as that term is defined in Rule 902(k) of Regulation S of the Act.

Debt Restructuring

On February 24, 2022, the Company entered into debt settlement agreements with Mr. Lim and Mr. Ong See-Ming, the Company’s director. Mr. Lim agreed to convert a total of $102,628 the Company owed Mr. Lim as at February 24, 2022, into 513,140 restricted Shares of the Company, and Mr. Ong agreed to convert a total of $30,000 the Company owed Mr. Ong as at February 24, 2022, into 150,000 restricted Shares of the Company.

The securities issued pursuant to the debt settlement agreements were not registered under the Act and may not be offered or sold within the United States or to U.S. persons unless an exemption from such registration is available.

Shares Issued for Services

On February 24, 2022, the Board of Directors of the Company resolved to issue to Mr. Chee Wai Hong and Mr. Carl Jürgen Barth, the Company’s directors, a total of 240,000 Shares (120,000 Shares each) at a deemed value of $0.20/Share, as fully paid and non-assessable. The Shares were issued in recognition of the services provided to the Company by Mr. Chee and Mr. Barth. In addition, the Board of Directors also approved the issuance of 150,000 Shares to an arms-length party for services the Company received during the year ended October 31, 2021, and for which the Company recorded an obligation to issue shares for a total of $76,950.

The Shares issued for services were not registered under the Act and therefore may not be offered or sold within the United States or to U.S. persons unless an exemption from such registration is available.

Summary of Financial Condition

	January 31, 2022	October 31, 2021
Working capital deficit	$(1,327,881)	$(963,891)
Current assets	$45,721	$39,069
Total liabilities	$1,373,602	$1,002,960
Common stock and additional paid-in capital	$8,469,145	$8,469,145
Deficit	$(9,828,366)	$(9,457,922)
Accumulated other comprehensive income	$32,932	$26,838

Results of Operation

Our operating results for the three-month periods ended January 31, 2022 and 2021, and the changes in the operating results between those periods are summarized in the table below.

Three-Months Summary

	Three Months Ended January 31,		Percentage
	2022	2021	Change
Revenue	$9,475	$10,406	(9)%
Operating expenses	(376,329)	(764,995)	(51)%
Foreign exchange	(2,142)	(4)	53,450%
Interest expense	(1,448)	(4,572)	(68)%
Net loss	(370,444)	(759,165)	(51)%
Translation to reporting currency	6,094	(19,500)	(131)%
Comprehensive loss	$(364,350)	$(778,665)	(53)%

Revenue

During the three-month periods ended January 31, 2022, we generated $7,155 in revenue from our SMART Systems software licensing and maintenance of the applications required to run SMART Systems (2021 - $7,373). Our first customer is Duesey Coffee and Chocolates Sdn Bhd (“Duesey Coffee”), of which Mr. Lim is a 50% shareholder. In addition, we generated $3,000 from WeChat Online product, which was developed specifically for Duesey Coffee in P.R. China, which is managed by Shanghai Duesenberg Marketing Planning Co Ltd, our second customer (2021 - $3,033). Due to current market uncertainty associated with COVID-19 we agreed to bill our customers set monthly fees for these services without entering into any termed contracts, which will allow us or our customers to cancel the services any time. Duesey Coffee agreed to a monthly fee of 10,000 Malaysian Ringgit (approximately USD$2,158), Shanghai Duesenberg Marketing Planning Co Ltd. agreed to a monthly fee of USD$1,000.

In August of 2021, our Duesenberg platform started generating revenue from our online store, which at the moment allows us to sell third-party-products. Our customers are vendors who wish to sell their merchandise on our platform. During the three-month period ended January 31, 2022, we did not generate revenue from the sales, and incurred $680 in fees which were offset against gross revenue from online sales, we did not have any payments owed to our gateway provider during the three-month period ended January 31, 2021.

Operating Expenses

Our operating expenses for the three-month periods ended January 31, 2022 and 2021 consisted of the following:

	Three Months Ended January 31,		Percentage
	2022	2021	Change
Operating expenses:
Accounting	$6,539	$5,312	23%
Amortization	339	217	56%
General and administrative expenses	31,495	39,233	(20)%
Management fees	18,000	6,000	200%
Professional fees	4,780	4,614	4%
Regulatory and filing	3,884	4,104	(5)%
Research and development costs	192,025	616,800	(69)%
Salaries and wages	119,267	88,425	35%
Travel and entertainment	-	290	(100)%
Total	$376,329	$764,995	(51)%

During the three-month period ended January 31, 2022, our operating expenses decreased by $388,666 or 51% from $764,995, for the three months ended January 31, 2021, to $376,329 for the three months ended January 31, 2022. The most significant change in our operating expenses was associated with $192,025 in research and development costs we incurred for the design of Duesenberg Heritage vehicles, as compared to $616,800 in research and development costs we incurred during the three months ended January 31, 2021, the reduction of fees was associated with shortage of cash flows to pay for the next stages of the development of our EV Vehicles, which resulted in us delaying the work we outsourced to our contractors. Second largest change to our operating expenses was associated with increased salaries and wages expense of $119,267 for the three-month period ended January 31, 2022, as compared to $88,425 we incurred for the three-month period ended January 31, 2021. The change in salaries and wages was in part associated with fluctuation of foreign exchange rates, which effected salaries and reimbursable expenses accrued to our CEO and CFO, which are set in US dollars, and engagement of our CSO, Brendan Norman.  Our general and administrative expenses decreased by $7,738, or 20% from 39,233 we incurred during the period ended January 31, 2021, to $31,495 we incurred for the three-month period ended January 31, 2022; general and administrative expenses included corporate communication fees of $18,230 (2021 - $24,562) and administrative fees of $11,848 (2021 - $11,652). During the three-month period ended January 31, 2022, we recorded $18,000 in management and director fees to our three directors, an increase of $12,000 in comparison to the three-month period ended January 31, 2021, when we incurred $6,000 to one of our directors. Our accounting, amortization, professional and regulatory fees remained consistent with the comparative period fees.

Other Items

During the three months ended January 31, 2022, we recorded $1,448 (2021 - $4,572) in interest expense, and $2,142 in realized foreign exchange loss (2021 - $4) associated with the fluctuation in foreign exchange between the US, Canadian, Malaysian, and Hong Kong currencies.

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

Liquidity and Capital Resources

GOING CONCERN

The unaudited condensed consolidated financial statements included in this Quarterly Report have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. We started generating operating revenue in the third quarter of our fiscal 2020, however, this revenue is not sufficient to support our operating expenses, and/or to enable us to pay dividends, therefore, it is unlikely that we will be in position to generate significant earnings or to pay dividends to our shareholders in the immediate or foreseeable future. Our continuation as a going concern depends upon the continued financial support of our shareholders, our ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations.

Based on our current plans, we expect to incur operating losses in future periods. At January 31, 2022, we had a working capital deficit of $1,327,881 and accumulated losses of $9,828,366 since inception. These factors raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we will be able to generate significant revenues in the future. Our unaudited condensed consolidated financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern. Therefore, we may be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

Working Capital Deficit

	At January 31, 2022	At October 31, 2021
Current assets	$45,721	$39,069
Current liabilities	(1,373,602)	(1,002,960)
Working capital deficit	$(1,327,881)	$(963,891)

During the three-month period ended January 31, 2022, our working capital deficit increased by $363,990, from $963,891 as at October 31, 2021, to $1,327,881 as at January 31, 2022. The increase in the working capital deficit was primarily related to an increase in our current liabilities of $370,642. This change was associated with a $335,968 increase in amounts payable to our related parties, mainly on account of amounts due for the design fees of our Duesenberg Heritage Vehicles, and for salaries payable to our management. Our accounts payable increased by $62,274 and were associated with day-to-day operations of the Company. These increases were in part offset by decreased accrued liabilities of $18,304, as compared to $45,318 as at October 31, 2021, the decrease resulted mainly from reallocation of the accrued liabilities to vendor payables on receipt of actual bills. Our current assets increased by $6,652 from $39,069 at October 31, 2021 to $45,721 at January 31, 2022. The increase was mainly associated with payments the Company made to its vendors for future services.

Cash Flows

	Three Months Ended January 31,
	2022	2021
Net cash used in operating activities	$(19,267)	$(97,492)
Net cash provided by financing activities	14,220	96,992
Effect of exchange rate changes on cash	(6)	297
Net increase/(decrease) in cash	$(5,053)	$(203)

Net cash used in operating activities

During the three-month period ended January 31, 2022, we used $19,267 to support our operating activities. This cash was used to cover our cash operating expenses of $365,502, to increase our receivables by $314, and to increase our prepaids by $12,041. These uses of cash were offset by increases in our accounts payable and accrued liabilities of $37,365, an increase to accrued salaries payable to our management team of $117,000, and by an increase to amounts due to our related parties of $204,224.

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

Non-cash operating activities

During the three-month period ended January 31, 2022, we recorded $1,448 in interest to third-party lenders under notes payable. In addition, we recorded $339 in amortization of our office equipment, and $3,155 in foreign exchange fluctuation between the US, Canadian, Malaysian, and Hong Kong currencies.

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

Net cash provided by financing activities

During the three-month period ended January 31, 2022, we received $14,220 in the form of vendor payments made by Mr. Lim on behalf of the Company.

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

As of January 31, 2022, we had cash on hand of $2,381 and working capital deficit of $1,327,881, which raises substantial doubt about our continuation as a going concern. Subsequent to January 31, 2022, we closed a private placement financing for net proceeds of $502,392, however, these funds will not be sufficient to complete our current business plans, and we will require additional financing.

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

Principles of Consolidation

The Company’s condensed consolidated financial statements include the accounts of the Company and its subsidiaries. On consolidation, the Company eliminates all intercompany balances and transactions.

Foreign Currency Translation and Transaction

The Parent Company’s functional currency is the Canadian dollar, Duesenberg Malaysia’s functional currency is Malaysian Ringgit, and Duesenberg Evolution’s functional currency is Hong Kong dollar. Duesenberg Nevada and Duesenberg Heritage functional currency is the United States dollar. The Company’s reporting currency is the United States dollar. The Company translates assets and liabilities to US dollars using year-end exchange rates, and translates revenues and expenses using average exchange rates during the period. Gains and losses arising on translation to the reporting currency are included in the other comprehensive income.

Foreign exchange gains and losses on the settlement of foreign currency transactions are included in foreign exchange expense. Except for translations of intercompany balances, all translations of monetary balances to the functional currency at the yearend exchange rates are included in foreign exchange expense. The translations of intercompany balances to the functional currency at the yearend exchange rates are included in accumulated other comprehensive income or loss.

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

At January 31, 2022, we had $1,746 in cash on deposit with a large chartered Canadian bank, $579 in cash on deposit with a bank in Malaysia, and $56 in cash on deposit with a bank in Hong Kong. As part of our cash management process, we perform periodic evaluations of the relative credit standing of these financial institutions. We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended January 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

We incorporate by reference the Risk Factors included as Item 1A of our Annual Report on Form 10-K we filed with the Securities and Exchange Commission on February 15, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 24, 2022, the Company closed the following separate transactions that resulted in the issuance of the shares of the Company’s common stock (the “Shares”):

•The Company closed a private placement financing by issuing 2,511,962 Shares for gross proceeds of $502,392;

•The Company issued a total of 663,140 Shares to Mr. Lim and Mr. Ong pursuant to the debt settlement agreements with Mr. Lim and Mr. Ong, who agreed to convert a total of $132,628 owed to them into 663,140 Shares;

•The Company issued 120,000 Shares to Mr. Chee and 120,000 Shares to Mr. Barth. The Shares were issued in recognition of the services provided to the Company by Mr. Chee and Mr. Barth; and

•The Company issued 150,000 Shares to an arms-length party for services provided.

Above Shares were issued pursuant to the provisions of Regulation S of the United States Securities Act of 1933, as amended (the “Act”) to the persons who certified they were not residents of the United States and were otherwise not “U.S. Persons” as that term is defined in Rule 902(k) of Regulation S of the Act.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

The following table sets out the exhibits either filed herewith or incorporated by reference.

Exhibit	Description
3.1	Notice of Articles.(4)
3.2	Articles.(1)
3.3	Certificate of Continuation.(2)
3.4	Certificate of Change of Name dated January 6, 2014.(4)
3.5	Certificate of Change of Name dated February 11, 2015.(6)
3.6	Certificate of Change of Name dated December 23, 2020.(10)
3.7	Notice of Articles dated December 23, 2020(10)
10.1	Software Purchase Agreement between the Company and Hampshire Capital Limited. dated January 8, 2015.(5)
10.2	Service Agreement between VGrab International Ltd. and Hampshire Infotech SDN BHD dated July 12, 2015.(7)
10.3	Mobile Application Development Agreement between VGrab Asia Ltd. and Mr. Zheng Qing, Mr. Gu Xianwin and Ms. Chen Weijie dated March 5, 2019.(8)
10.4	Debt Settlement Agreement between VGrab Communications Inc. and HG Group Sdn Bhd dated July 9, 2019. (8)
10.5	Debt Settlement Agreement between VGrab Communications Inc. and Chen Weijie dated August 30, 2019. (8)
10.6	Debt Settlement Agreement between VGrab Communications Inc. and Gu Xianwin dated August 30, 2019. (8)
10.7	Debt Settlement Agreement between VGrab Communications Inc. and Zheng Qing dated August 30, 2019. (8)
10.8	Debt Settlement Agreement between VGrab Communications Inc. and Hampshire Avenue Sdn Bhd dated September 2, 2019. (8)
10.9	Debt Settlement Agreement between VGrab Communications Inc. and Liew Choong Kong dated October 3, 2019. (8)
10.10	Debt Settlement Agreement between Mr. Lim Hun Beng and VGrab Communications Inc. dated October 6, 2020. (9)
10.11	Debt Settlement Agreement between Mr. Liong Fook Weng and VGrab Communications Inc. dated October 6, 2020. (9)
10.12	Debt Settlement Agreement between Mr. Ong See Ming and VGrab Communications Inc. dated October 6, 2020. (9)
10.13	General service agreement between Rocket Supreme S.L. and Duesenberg Inc.(11)
10.14	Employment Agreement between Duesenberg Inc. and Mr. Brendan Norman dated for reference January 15, 2021(12)
10.15	Employment Agreement between Duesenberg Inc. and Mr. Ian Thompson dated for reference January 15, 2021(12)
10.16	Debt Settlement Agreement between Mr. Lim Hun Beng and Duesenberg Technologies Inc. dated March 9, 2021 (13)
10.17	Debt Settlement Agreement between Hampshire Avenue SDN BHD and Duesenberg Technologies Inc. dated March 9, 2021 (13)
10.18	Digitalization Development Agreement between Hampshire Automotive Sdn Bhd and Duesenberg Technologies Malaysia Sdn Bhd dated April 16, 2021
10.19	Consulting Agreement between the Company and Veritas Consulting Group Inc. dated June 22, 2021.(14)
10.20	Share Reimbursement Agreement with Lim Kaishen dated August 6, 2021.(15)

Exhibit	Description
10.21	Debt Settlement Agreement between Mr. Ian George Thompson and Duesenberg Technologies Inc. dated August 30, 2021(15)
10.22	Share Subscription Agreement dated for reference February 11, 2022, between the Company and Hampshire Brands (PTE) LTD(16)
10.23	Debt Conversion Agreement dated for reference February 24, 2022, between the Company and Mr. Lim Hung Beng(16)
10.24	Debt Conversion Agreement dated for reference February 24, 2022, between the Company and Mr. Ong See-Ming(16)
16.1	Code of Ethics.(3)
31.1	Certification of CEO pursuant to Rule 13a-14(a) and 15d-14(a).
31.2	Certification of CFO pursuant to Rule 13a-14(a) and 15d-14(a).
32.1	Certification of CEO pursuant to Section 1350 of Title 18 of the United States Code.
32.2	Certification of CFO pursuant to Section 1350 of Title 18 of the United States Code.
99.1	Audit Committee Charter(3)
101

The following unaudited interim consolidated financial statements from the registrant’s Quarterly Report on Form 10-Q for the three months ended January 31, 2022, formatted in iXBRL;

(i) Condensed Consolidated Balance Sheets at January 31, 2022 and October 31, 2021;

(ii) Condensed Consolidated Statements of Operations for the Three Months ended January 31, 2022 and 2021;

(iii) Condensed Consolidated Statements of Stockholders’ Deficit for the Three-month Periods Ended January 31, 2022 and 2021;

(iv) Condensed Consolidated Statement of Cash Flows for the Three Months ended January 31, 2022 and 2021; and

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

(16)Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 1, 2022

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 22, 2022

DUESENBERG TECHNOLOGIES INC.

By:	/s/ Lim Hun Beng
Lim Hun Beng Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ Liong Fook Weng
Liong Fook Weng Chief Financial Officer (Principal Accounting Officer)