Form 10-Q
period 2022-04-30
DUESENBERG TECHNOLOGIES INC.
filed 2022-06-22
CIK 1551887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of June 21, 2022, the number of shares of the registrant’s common stock outstanding was 49,531,145.

i

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DUESENBERG TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	April 30, 2022	October 31, 2021

ASSETS

Current assets
Cash	$21,371	$7,434
Receivables	37,744	26,601
Prepaids	11,931	5,034
Total current assets	71,046	39,069

Equipment	1,215	1,952
Total assets	$72,261	$41,021

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$620,623	$576,881
Accrued liabilities	15,808	45,318
Due to related parties	356,024	273,869
Notes payable	107,280	106,892
Total liabilities	1,099,735	1,002,960

Stockholders' deficit
Common stock, no par value, unlimited number authorized, 49,181,145 and 45,616,043 issued and outstanding at April 30, 2022 and October 31, 2021, respectively	9,263,285	8,503,314
Additional paid-in capital	(111,119)	(111,119)
Obligation to issue shares	-	76,950
Accumulated other comprehensive income	13,668	26,838
Deficit	(10,193,308)	(9,457,922)
Total stockholders' deficit	(1,027,474)	(961,939)
Total liabilities and stockholders' deficit	$72,261	$41,021

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

DUESENBERG TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Three Months Ended April 30,		Six Months Ended April 30,
	2022	2021	2022	2021

Revenue	$10,111	$10,326	$19,586	$20,732

Operating expenses
Accounting	12,410	3,180	18,949	8,492
Amortization	326	87	665	304
General and administrative expenses	14,843	48,757	46,338	87,990
Management fees	66,000	6,000	84,000	12,000
Professional fees	2,291	16,687	7,071	21,301
Regulatory and filing	14,650	13,048	18,534	17,152
Research and development costs	152,091	2,108	344,116	618,908
Salaries and wages	121,791	170,339	241,058	258,764
Travel and entertainment	2,211	620	2,211	910
	(386,613)	(260,826)	(762,942)	(1,025,821)
Other items
Foreign exchange	12,978	673	10,836	669
Interest expense	(1,418)	(3,054)	(2,866)	(7,626)
Net loss	(364,942)	(252,881)	(735,386)	(1,012,046)

Translation to reporting currency	(19,264)	(7,178)	(13,170)	(26,678)
Comprehensive loss	$(384,206)	$(260,059)	$(748,556)	$(1,038,724)

Loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average number of shares outstanding:	48,219,769	44,409,711	46,896,328	44,146,972

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

DUESENBERG TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Common Stock
	Shares	Amount	Obligation to Issue Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit	Total

Balance at October 31, 2020	43,892,801	$7,171,032	$-	$19,399	$58,829	$(7,750,080)	$(500,820)

Translation to reporting currency	-	-	-	-	(19,500)	-	(19,500)
Net loss	-	-	-	-	-	(759,165)	(759,165)
Balance at January 31, 2021	43,892,801	7,171,032	-	19,399	39,329	(8,509,245)	(1,279,485)

Common shares issued for private placements	833,333	673,000	-	-	-	-	673,000
Common shares issued for debt	617,404	598,882	-	(135,829)	-	-	463,053
Translation to reporting currency	-	-	-	-	(7,178)	-	(7,178)
Net loss	-	-	-	-		(252,881)	(252,881)
Balance at April 30, 2021	45,343,538	$8,442,914	$-	$(116,430)	$32,151	$(8,762,126)	$(403,491)

Balance at October 31, 2021	45,616,043	$8,503,314	$76,950	$(111,119)	$26,838	$(9,457,922)	$(961,939)

Translation to reporting currency	-	-	-	-	6,094	-	6,094
Net loss	-	-	-	-	-	(370,444)	(370,444)
Balance at January 31, 2022	45,616,043	8,503,314	76,950	(111,119)	32,932	(9,828,366)	(1,326,289)

Common shares issued for private placements	2,511,962	502,393	-	-	-	-	502,393
Common shares issued for debt	663,140	132,628	-	-	-	-	132,628
Common shares issued for services	390,000	124,950	(76,950)	-	-	-	48,000
Translation to reporting currency	-	-	-	-	(19,264)	-	(19,264)
Net loss	-	-	-	-	-	(364,942)	(364,942)
Balance at April 30, 2022	49,181,145	$9,263,285	$-	$(111,119)	$13,668	$(10,193,308)	$(1,027,474)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

DUESENBERG TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Six Months Ended April 30,
	2022	2021
Cash flow used in in operating activities
Net loss	$(735,386)	$(1,012,046)
Adjustments to reconcile net loss to net cash used in operating activities
Accrued interest on related party notes	-	5,164
Accrued interest on notes payable	2,866	2,438
Amortization	665	304
Management fees, non-cash	48,000	-
Foreign exchange	(12,725)	(27,230)
Changes in operating assets and liabilities
Receivables	(12,433)	(10,298)
Prepaids	(7,315)	(129,812)
Accounts payable and accrued liabilities	16,513	490,795
Due to related parties	(10,651)	73,287
Accrued salaries due to related parties	223,052	81,899
Net cash used in operating activities	(487,414)	(525,499)

Cash flows used in investing activities
Purchase of equipment	-	(2,760)
Net cash used in investing activities	-	(2,760)

Cash flows provided by financing activities
Common shares issued for private placements	502,393	673,000
Loans payable to related party	-	95,153
Advances payable	-	29,000
Net cash provided by financing activities	502,393	797,153

Effect of exchange rate changes on cash	(1,042)	3,755

Net increase in cash	13,937	272,649
Cash, beginning	7,434	11,715
Cash, ending	$21,371	$284,364

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

DUESENBERG TECHNOLOGIES INC.

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2022

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

Basis of Presentation

The unaudited interim condensed consolidated financial statements of the Company are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended October 31, 2021, included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 15, 2022. The unaudited interim condensed consolidated financial statements of the Company should be read in conjunction with those financial statements for the year ended October 31, 2021, included in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three- and six-month periods ended April 30, 2022, are not necessarily indicative of the results that may be expected for the year ending October 31, 2022.

Going Concern

The Company’s interim condensed consolidated financial statements are prepared on a going concern basis in accordance with GAAP which contemplate the realization of assets and discharge of liabilities and commitments in the normal course of business. To date the Company has generated a total of $78,564 in revenue from its operating activities and has accumulated losses of $10,193,308 since inception. Continuation of the Company as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and ultimately upon its ability to achieve profitable operations. To date the Company has funded its operations through the issuance of capital stock and debt. Management plans to continue raising additional funds through equity and/or debt financing. The outcome of these efforts cannot be predicted with any certainty and raises substantial doubt that the Company will be able to continue as a going concern. These unaudited interim condensed consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

The following amounts were due to related parties as at:

	April 30, 2022	October 31, 2021
Due to the Chief Executive Officer (“CEO”) and Director of the Company(a)	$34,577	$22,808
Due to a company controlled by the CEO and Director of the Company(a)	6,322	61,094
Due to the Chief Financial Officer (“CFO”) and Director of the Company(a)	117,900	83,940
Due to the Chief Strategy Officer (“CSO”) of the Company’s subsidiary(a)	160,674	75,448
Due to a Director of the Company(a)	12,000	30,000
Due to a Director of the Company(a)	12,000	-
Due to a Director of the Company(a)	12,000	-
Due to a major shareholder for payments made on behalf of the Company(a)	551	579
Total due to related parties	$356,024	$273,869

(a) Amounts are unsecured, due on demand and bear no interest.

During the six-month period ended April 30, 2022, the Company incurred $59,801 (2021 - $60,300) in wages and salaries to Mr. Lim Hun Beng, the Company’s CEO, President, and director. In addition, the Company incurred $14,212 (2021 - $14,713) in reimbursable expenses with Mr. Lim. During the same period Mr. Lim advanced the Company $20,550 in the form of vendor payments made by him on behalf of the Company. On February 24, 2022, Mr. Lim agreed to convert $102,628 the Company owed him into 513,140 shares of the Company’s Common stock at $0.20 per share. During the comparative six-month period ended April 30, 2021, Mr. Lim agreed to convert a total of $77,103 into 102,804 shares of the Company’s common stock at $0.75 per share (Note 6). In addition, during the six-month period ended April 30, 2021, the Company advanced a total of $162,239 to Mr. Lim as prepayment of his future services. Of this amount, the Company applied $37,224 to the accrued salaries and reimbursable expenses the Company owed to Mr. Lim as at April 30, 2021. The remaining $125,015 advanced to Mr. Lim were recorded as part of prepaid expenses.

During the six-month period ended April 30, 2022, the Company incurred $47,841 (2021 - $48,240) in wages and salaries to Mr. Liong Fook Weng, the Company’s CFO and director. In addition, the Company incurred $5,046 (2021 - $2,367) in reimbursable expenses with Mr. Liong.

During the six-month period ended April 30, 2022, the Company incurred a total of $36,000 in management/director fees to its directors, Mr. Ong See-Ming, Mr. Chee Wai Hong, and Mr. Barth, who are reimbursed for their services at $2,000 per month. During the six-month period ended April 30, 2021, the Company incurred $12,000 in management/director fees with its director, Mr. Ong See-Ming.

On February 24, 2022, the Company’s board of directors resolved to grant to Mr. Chee Wai Hong and to Mr. Barth, each, 120,000 shares of its Common stock, at $0.20 per share. The value of these shares being $48,000, were recorded as part of management fees. On the same day, Mr. Ong See-Ming agreed to convert $30,000 the Company owed him on account of management fees into 150,000 shares of the Company’s Common stock, at $0.20 per share. The Company did not have similar transactions during the six-month period ended April 30, 2021.

During the six-month period ended April 30, 2022, the Company incurred $90,000 (2021 - $52,500) in management fees to its CSO, Mr. Brendan Norman.

During the six-month period ended April 30, 2022, the Company recognized $14,263 in revenue from licensing and maintenance of its SMART Systems applications to a company of which Mr. Lim is a 50% shareholder (2021 - $14,702).

During the six-month period ended April 30, 2022, the Company incurred $342,322 (2021 - $Nil) to Hampshire Automotive Sdn Bhd. (“Hampshire Automotive”) a private company of which Mr. Joe Lim is a 33% shareholder, for engineering and drafting of the Duesenberg Heritage vehicles, which fees were recorded as part of research and development fees.

During the six-month period ended April 30, 2021, the Company received $95,153 in exchange for the notes payable to Hampshire Avenue SDN BHD (“Hampshire Avenue”), a private company of which Mr. Joe Lim is a director and major shareholder. The loans bore interest at 4% per annum, were unsecured and payable on demand. During the same period, the Company recorded $5,164 in interest expense associated with its liabilities under notes payable issued to Hampshire Avenue. During the second and third quarters of the Company’s Fiscal 2021, Hampshire Avenue agreed to convert a total of $410,285 into 577,428 common shares of the Company, and forgave the remaining balance totaling $758. The Company did not receive any funds from Hampshire Avenue nor had to accrue any interest during the six-month period ended April 30, 2022.

During the six-month period ended April 30, 2021, the Company incurred $52,500 in management fees to its former CTO, Mr. Ian Thompson, who resigned from his position as the CTO of the Company on May 11, 2021.

NOTE 4 - EQUIPMENT

Changes in the net book value of the equipment at April 30, 2022 and at October 31, 2021 are as follows:

	April 30, 2022	October 31, 2021
Net book value, beginning of the period	$1,952	$213
Changes during the period	-	2,760
Amortization	(665)	(990)
Foreign exchange	(72)	(31)
Net book value, end of the period	$1,215	$1,952

NOTE 5 - NOTES PAYABLE

The following amounts were due under third-party notes payable at April 30, 2022 and October 31, 2021:

	April 30, 2022	October 31, 2021
Balance, beginning of the period	$106,892	$67,429
Advances received	-	29,000
Interest accrued during the period	2,866	5,309
Foreign exchange	(2,478)	5,154
Balance, end of the period	$107,280	$106,892

During the six-month period ended April 30, 2022, the Company accrued $2,268 in interest on the CAD$83,309 note payable accumulating 6% interest compounded monthly (2021 - $2,125), and $598 (2021 - $312) in interest on the notes payable totaling $29,000, which accumulate interest at 4% compounded monthly. All notes payable to third-parties are unsecured and due on demand.

NOTE 6 - COMMON STOCK

On February 24, 2022, the Company closed a private placement financing by issuing 2,511,962 shares of its common stock (the “Shares”) at $0.20 per Share for gross proceeds of $502,393. The Shares were issued to a company controlled by Mr. Lim Hun Beng, director and the majority shareholder, pursuant to the provisions of Regulation S of the United States Securities Act of 1933, as amended (the “Act”) to a person who represented that it is not residents of the United States and was otherwise not “U.S. Person” as that term is defined in Rule 902(k) of Regulation S of the Act.

On February 24, 2022, Mr. Lim, the Company’s President, CEO and major shareholder, and Mr. Ong See-Ming, the Company’s director, agreed to convert a total of $132,628 into 663,140 shares of the Company’s Common Stock at $0.20 per Share. Mr. Lim converted $20,550 he advanced in the form of vendor payments made by him on behalf of the Company, and $82,078 the Company owed to him for unpaid salary into 513,140 Shares. Mr. Ong converted $30,000 the Company owed to him for management fees into 150,000 Shares.

On February 24, 2022, the Company issued a total of 240,000 Shares to Mr. Chee Wai Hong and Mr. Barth, the Company’s directors (120,000 Shares each) in recognition of the services provided to the Company by them. The shares were valued at $48,000.

On February 24, 2022, the Company issued 150,000 Shares to an arms-length party for services provided to the Company during the year ended October 31, 2021, which were recorded at October 31, 2021, as obligation to issue Shares totaling $76,950.

NOTE 7 - SUBSEQUENT EVENTS

Subsequent to April 30, 2022, the Company entered into debt settlement agreement with an arm’s length contractor, for $51,500 the Company owed for unpaid consulting services. The Company agreed to settle the liability through cash payment of $25,000 and by issuing the vendor 350,000 shares of the Company’s common stock, which shares were issued on May 11, 2022.

On June 17, 2022, the Company entered into a share subscription agreement with a company controlled by Mr. Lim Hun Beng, to issue 2,142,857 shares of the Company’s common stock, for gross proceeds of 1,290,000 Malaysian Ringgit (“MR”) (approximately $293,015) at 0.602MR per share ($0.14 per share). The Company agreed to accept the total investment amount in six separate tranches, of which 700,000RM ($159,000) have been received as of the date of these financial statements. The Company will issue the Shares only after the full amount, as agreed in the subscription agreement, has been provided to the Company, which is expected to be on July 29, 2022.

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

In order to support the development and future production of Duesenberg EV as well as Duesenberg Heritage vehicles, we will require significant financing. During the year ended October 31, 2021, we closed two private placement financings for gross proceeds of $673,000, on February 24, 2022, we closed a private placement financing for an additional $502,393. The funds we have raised in the above financings are not sufficient to bring our Duesenberg EV and Duesenberg Heritage vehicle production plans to completion, and we will require additional funding. We cannot assure the reader that we will be successful in securing the further funding as required.

Recent Corporate Events

The following corporate developments have occurred during the second quarter ended April 30, 2022, and up to the date of the filing of this Quarterly Report:

Private Placement Financings

On February 24, 2022, we closed a private placement financing by issuing 2,511,962 shares of our common stock (the “Shares”) for total proceeds of $502,393 (the “Financing”) to a company controlled by Mr. Lim Hun Beng, the Company’s CEO, President, director and the majority shareholder (“Mr. Lim”). The Shares were issued pursuant to the provisions of Regulation S of the United States Securities Act of 1933, as amended (the “Act”) to the person who is not a resident of the United States and is otherwise not a “U.S. Person” as that term is defined in Rule 902(k) of Regulation S of the Act.

On June 17, 2022, the Company entered into a share subscription agreement with the same company to issue 2,142,857 shares of the Company’s common stock, for gross proceeds of 1,290,000 Malaysian Ringgit (“MR”) (approximately $293,015) at 0.602MR per share ($0.14 per share). The Company agreed to accept the total investment amount in six separate tranches, of which 700,000RM ($159,000) have been received as of the date of these financial statements. The Company will issue the shares only after the full amount, as agreed in the subscription agreement, has been provided to the Company, which is expected to be on July 29, 2022.

Debt Restructuring

On February 24, 2022, we entered into debt settlement agreements with Mr. Lim and Mr. Ong See-Ming, the Company’s director. Mr. Lim agreed to convert a total of $102,628 we owed Mr. Lim as at February 24, 2022, into 513,140 restricted Shares of the Company, and Mr. Ong agreed to convert a total of $30,000 we owed Mr. Ong as at February 24, 2022, into 150,000 restricted Shares of the Company.

The securities issued pursuant to the debt settlement agreements were not registered under the Act and may not be offered or sold within the United States or to U.S. persons unless an exemption from such registration is available.

On May 5, 2022, we entered debt settlement agreement with Veritas Consulting Group Inc., an arm’s length contractor (“Veritas”), whom we engaged to provide consulting services under a 12-month consulting agreement formally entered into on June 22, 2021. We provided Veritas with a cancellation notice on September 30, 2021, however, at the time of the cancellation notice, the Company was indebted to Veritas in the amount of $51,500 for services provided. Based on the  terms of the Settlement Agreement, the Company agreed to reimburse Veritas $25,000 in cash and to issue Veritas 350,000 shares of the Company’s common stock, which were issued on May 11, 2022.

The securities issued pursuant to the debt settlement agreement with Veritas have not been registered under the United States Securities Act of 1933, as amended (the “Act”) and may not be offered or sold within the United States or to U.S. persons unless an exemption from such registration is available.

Shares Issued for Services

On February 24, 2022, the Board of Directors of the Company resolved to issue to Mr. Chee Wai Hong and Mr. Carl Jürgen Barth, the Company’s directors, a total of 240,000 Shares (120,000 Shares each) at a deemed value of $0.20 per Share, as fully paid and non-assessable. The Shares were issued in recognition of the services provided to the Company by Mr. Chee and Mr. Barth. In addition, the Board of Directors also approved the issuance of 150,000 Shares to an arms-length party for services the Company received during the year ended October 31, 2021, and for which the Company recorded an obligation to issue shares for a total of $76,950.

The Shares issued for services were not registered under the Act and therefore may not be offered or sold within the United States or to U.S. persons unless an exemption from such registration is available.

Summary of Financial Condition

	April 30, 2022	October 31, 2021
Working capital deficit	$(1,028,689)	$(963,891)
Current assets	$71,046	$39,069
Total liabilities	$1,099,735	$1,002,960
Common stock and additional paid-in capital	$9,152,166	$8,469,145
Deficit	$(10,193,308)	$(9,457,922)
Accumulated other comprehensive income	$13,668	$26,838

Results of Operation

Our operating results for the three- and six-month periods ended April 30, 2022 and 2021, and the changes in the operating results between those periods are summarized in the table below.

Three- and Six-Months Summary

	Three Months Ended April 30,		Percentage	Six Months Ended April 30,		Percentage
	2022	2021	Change	2022	2021	Change
Revenue	$ 10,111	$ 10,326	(2)%	$ 19,586	$ 20,732	(6)%
Operating expenses	(386,613)	(260,826)	48%	(762,942)	(1,025,821)	(26)%
Foreign exchange	12,978	673	1,828%	10,836	669	1,520%
Interest expense	(1,418)	(3,054)	(54)%	(2,866)	(7,626)	(62)%
Net loss	(364,942)	(252,881)	44%	(735,386)	(1,012,046)	(27)%
Translation to reporting currency	(19,264)	(7,178)	168%	(13,170)	(26,678)	(51)%
Comprehensive loss	$(384,206)	$(260,059)	48%	$(748,556)	$(1,038,724)	(28)%

Revenue

During the three- and six-month periods ended April 30, 2022, we generated $6,431 and $13,586, respectively, in revenue from our SMART Systems software licensing and maintenance of the applications required to run SMART Systems (2021 - $7,329 and $14,702, respectively). Our first customer is Duesey Coffee and Chocolates Sdn Bhd (“Duesey Coffee”), of which Mr. Lim is a 50% shareholder. In addition, we generated $3,000 and $6,000, respectively, from WeChat Online product, which was developed specifically for Duesey Coffee in P.R. China, which is managed by Shanghai Duesenberg Marketing Planning Co Ltd, our second customer (2021 - $2,997 and $6,030, respectively). Due to current market uncertainty associated with COVID-19 we agreed to bill our customers set monthly fees for these services without entering into any termed contracts, which will allow us or our customers to cancel the services any time. Duesey Coffee agreed to a monthly fee of 10,000 Malaysian Ringgit (approximately USD$2,158), Shanghai Duesenberg Marketing Planning Co Ltd. agreed to a monthly fee of USD$1,000.

In August of 2021, our Duesenberg platform started generating revenue from our online store, which at the moment allows us to sell third-party-products. Our customers are vendors who wish to sell their merchandise on our platform. During the three- and six-month periods ended April 30, 2022, we did not generate revenue from the sales, and incurred $680 in fees which were offset against revenue from online sales, we did not have any payments owed to our gateway provider during the three- and six-month periods ended April 30, 2022.

Operating Expenses

Our operating expenses for the three- and six-month periods ended April 30, 2022 and 2021, consisted of the following:

	Three Months Ended April 30,		Percentage	Six Months Ended April 30,		Percentage
	2022	2021	Change	2022	2021	Change
Operating expenses:
Accounting	$ 12,410	$ 3,180	290%	$ 18,949	$ 8,492	123%
Amortization	326	87	275%	665	304	119%
General and administrative expenses	14,843	48,757	(70)%	46,338	87,990	(47)%
Management fees	66,000	6,000	1,000%	84,000	12,000	600%
Professional fees	2,291	16,687	(86)%	7,071	21,301	(67)%
Regulatory and filing	14,650	13,048	12%	18,534	17,152	8%
Research and development costs	152,091	2,108	7,115%	344,116	618,908	(44)%
Salaries and wages	121,791	170,339	(29)%	241,058	258,764	(7)%
Travel and entertainment	2,211	620	257%	2,211	910	143%
Total	$ 386,613	$ 260,826	48%	$762,942	$1,025,821	(26)%

During the three-month period ended April 30, 2022, our operating expenses increased by $125,787 or 48% from $260,826, for the three months ended April 30, 2021, to $386,613 for the three months ended April 30, 2022. The most significant change in our operating expenses was associated with $152,091 in research and development costs we incurred for the design of Duesenberg Heritage vehicles, as compared to $2,108 we recorded for the three-month period ended April 30, 2021. Second largest contributing factor to our operating expenses for the three-month period ended April 30, 2022, was associated with salaries and wages expense of $121,791, which represented 32% of our operating expenses. During the comparative three-month period ended April 30, 2021, our salaries and wages expense was $170,339, representing 65% of total operating expenses for that period. The current period reduction in salaries and wages, as compared to prior period, was mostly associated with resignation of our CTO, Ian Thompson. Our management fees increased by $60,000, to $66,000, as compared to $6,000 we incurred in the comparative three-month period ended April 30, 2021. The increase was in part associated with our decision to accrue $2,000 monthly director fees to each of our three directors who do not hold any officer positions within our Company or its subsidiaries; in addition, we decided to award two of our directors with 120,000 shares of our common stock valued at $24,000, each, for services they’ve provided to us. In comparison, during the three-month period ended April 30, 202, we incurred $6,000 in management fees to one of our directors. Our accounting fees increased by $9,230 to $12,410 for the three-month period ended April 30, 2022, and were associated with increased audit and review fees we incurred due to increased complexity of our business operations. Our general and administrative expenses decreased by $33,914, or 70% from $48,757 we incurred during the period ended April 30, 2021, to $14,843 we incurred for the three-month period ended April 30, 2022; general and administrative expenses included corporate communication fees of $292 (2021 - $35,682) and administrative fees of $11,839 (2021 - $11,918).

On a year-to-date basis, our operating expenses decreased by $262,879 or 26% from $1,025,821 for the six months ended April 30, 2021, to $762,942 for the six months ended April 30, 2022. The most significant change in our operating expenses was associated with $274,792 decrease in our research and development costs to $344,116 we incurred during the six-month period ended April 30, 2022, for the design of Duesenberg Heritage vehicles, as compared to $618,908 we expended during the six-month period ended April 30, 2021, on the initial ergonomics exterior and interior data sheets and CAS IGES files for the Duesenberg EV commissioned from Rocket Supreme. Our salaries and wages remained comparable to prior-period, decreasing by only $17,706, from $258,764 for the six-month period ended April 30, 2021, to $241,058, for the six-month period ended April 30, 2022, however, they represented 25% and 32% of total operating expenses for each period, respectively. Other notable expenses included $84,000 in management fees, as compared to $12,000 we incurred during the six-month period ended April 30, 2021. This increase resulted from our decision to accrue $2,000 monthly director fees to each of our three directors who do not hold any officer positions within our Company or its subsidiaries; in addition, we decided to award two of our directors with 120,000 shares of our common stock valued at $24,000, each, for services they’ve provided to us. Our accounting fees increased by $10,457 to $18,949, as compared to $8,492 we incurred during the six-month period ended April 30, 2021, and were associated with increased audit and review fees we incurred due to increased complexity of our business operations. Our professional fees decreased by $14,230 from $21,301 we incurred during the six-month period ended April 30, 2021, to $7,071 for the six-month period ended April 30, 2022. Our general and administrative expenses decreased by $41,652, or 47% from $87,990 we incurred during the period ended April 30, 2021, to $46,338 we incurred for the six-month period ended April 30, 2022; general and administrative expenses included corporate communication fees of $18,522 (2021 - $60,244) and administrative fees of $23,687 (2021 - $23,570). Our corporate communication fees decreased as a result of shortage of funding and with our decision to concentrate the funds that we had available on research and development as opposed to increasing the shareholder awareness of our Company.

Other Items

During the three months ended April 30, 2022, we recorded $1,418 (2021 - $3,054) in interest expense and $12,978 in realized foreign exchange gain (2021 - $673) associated with the fluctuation in foreign exchange rates between the US, Canadian, Malaysian, and Hong Kong currencies.

During the six months ended April 30, 2022, we recorded $2,866 (2021 - $2,438) in interest expense accrued on the third-party notes payable. During the six months ended April 30, 2021, we recorded an additional $5,164 in interest expense associated with the liabilities under the notes payable we issued to our major shareholder, which were converted to shares during the year ended October 31, 2021. We also recorded $10,836 in realized foreign exchange gain (2021 - $669) associated with the fluctuation in foreign exchange rates between the US, Canadian, Malaysian, and Hong Kong currencies.

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

Based on our current plans, we expect to incur operating losses in future periods. At April 30, 2022, we had a working capital deficit of $1,028,689 and accumulated losses of $10,193,308 since inception. These factors raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we will be able to generate significant revenues in the future. Our unaudited condensed consolidated financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern. Therefore, we may be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

Working Capital Deficit

	At April 30, 2022	At October 31, 2021
Current assets	$71,046	$39,069
Current liabilities	(1,099,735)	(1,002,960)
Working capital deficit	$(1,028,689)	$(963,891)

During the six-month period ended April 30, 2022, our working capital deficit increased by $64,798, from $963,891 as at October 31, 2021, to $1,028,689 as at April 30, 2022. The increase in the working capital deficit was primarily related to an increase in our current liabilities of $96,775. This change was associated with a $82,155 increase in amounts payable to our related parties, mainly on account of amounts due for the salaries payable to our management. Our accounts payable increased by $43,742 and were associated with day-to-day operations of the Company. These increases were in part offset by decreased accrued liabilities of $15,808, as compared to $45,318 as at October 31, 2021, the decrease resulted mainly from reallocation of the accrued liabilities to vendor payables on receipt of actual bills. Our current assets increased by $31,977 from $39,069 at October 31, 2021 to $71,046 at April 30, 2022. The increase was mainly associated with increased cash balances as a result of a private placement financing we closed on February 24, 2022, and with increased amounts receivable, which at April 30, 2022 totaled $37,744, as compared to $26,601 we recorded as receivable at October 31, 2021.

Cash Flows

	Six Months Ended April 30,
	2022	2021
Net cash used in operating activities	$(487,414)	$(525,499)
Net cash used in investing activities	-	(2,760)
Net cash provided by financing activities	502,393	797,153
Effect of exchange rate changes on cash	(1,042)	3,755
Net increase in cash	$13,937	$272,649

Net cash used in operating activities

During the six-month period ended April 30, 2022, we used $487,414 to support our operating activities. This cash was used to cover our cash operating expenses of $696,580, to increase our receivables and prepaid expenses by $12,433 and $7,315, respectively, and to reduce amounts due to our related parties by $10,651. These uses of cash were offset by increases in our accounts payable and accrued liabilities of $16,513, and an increase to accrued salaries and management fees payable to our management team of $223,052.

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

Non-cash operating activities

During the six-month period ended April 30, 2022, we recorded $2,866 in interest to third-party lenders under notes payable, $665 in amortization of our office equipment, and $12,725 in foreign exchange fluctuation between the US, Canadian, Malaysian, and Hong Kong currencies. In addition, we recognized $48,000 on grant of 240,000 Shares to Mr. Chee Wai Hong and to Mr. Barth (120,000 each), which were recorded as part of management fees.

During the six-month period ended April 30, 2021, we recorded $5,164 in interest on our notes payable to Hampshire Avenue and $2,438 in interest to third-party lenders under notes payable. In addition, we recorded $304 in amortization of our office equipment, and $27,230 in foreign exchange fluctuation between the US, Canadian, Malaysian, and Hong Kong currencies.

Net cash provided by investing activities

During the six-month period ended April 30, 2021, we used $2,760 to acquire computers and other office equipment. We did not have any investing activities during the six months ended April 30, 2022.

Net cash provided by financing activities

During the six-month period ended April 30, 2022, we closed a private placement financing by issuing 2,511,962 Shares at $0.20 per Share for gross proceeds of $502,393. During the same period, Mr. Lim advanced to us $20,550 in the form of vendor payments made by him on our behalf. Mr Lim agreed to convert the full amount we owed to him on account of these vendor payments to shares of our common stock at $0.20 per share, which were issued on February 24, 2022.

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

As of April 30, 2022, we had cash on hand of $21,371 and working capital deficit of $1,028,689, which raises substantial doubt about our continuation as a going concern. We plan to mitigate our losses in future years by controlling our operating expenses and actively seeking new distribution channels for our Duesenberg products, Duesenberg EV, and Duesenberg Heritage Vehicles. We cannot provide assurance that we will be successful in generating additional capital to support our development. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

At April 30, 2022, we had $807 in cash on deposit with a large chartered Canadian bank, $20,438 in cash on deposit with a bank in Malaysia, and $126 in cash on deposit with a bank in Hong Kong. As part of our cash management process, we perform periodic evaluations of the relative credit standing of these financial institutions. We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended April 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 24, 2022, the Company closed the following separate transactions that resulted in the issuance of the shares of the Company’s common stock (the “Shares”):

•The Company closed a private placement financing by issuing 2,511,962 Shares for gross proceeds of $502,393;

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

On May 11, 2022, the Company issued 150,000 Shares to an arms-length party pursuant to a debt settlement agreement. The Shares were issued pursuant to the provisions of Rule 506(b) of Regulation D of the Act, as the debt holder confirmed its qualification as “accredited investor” as that term is defined under Regulation D of the Act.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

The following table sets out the exhibits either filed herewith or incorporated by reference.

Exhibit	Description
3.1	Notice of Articles.(4)
3.2	Articles.(1)
3.3	Certificate of Continuation.(2)
3.4	Certificate of Change of Name dated January 6, 2014.(4)
3.5	Certificate of Change of Name dated February 11, 2015.(6)
3.6	Certificate of Change of Name dated December 23, 2020.(10)
3.7	Notice of Articles dated December 23, 2020(10)
10.1	Software Purchase Agreement between the Company and Hampshire Capital Limited. dated January 8, 2015.(5)
10.2	Service Agreement between VGrab International Ltd. and Hampshire Infotech SDN BHD dated July 12, 2015.(7)
10.3	Mobile Application Development Agreement between VGrab Asia Ltd. and Mr. Zheng Qing, Mr. Gu Xianwin and Ms. Chen Weijie dated March 5, 2019.(8)
10.4	Debt Settlement Agreement between VGrab Communications Inc. and HG Group Sdn Bhd dated July 9, 2019. (8)
10.5	Debt Settlement Agreement between VGrab Communications Inc. and Chen Weijie dated August 30, 2019. (8)
10.6	Debt Settlement Agreement between VGrab Communications Inc. and Gu Xianwin dated August 30, 2019. (8)
10.7	Debt Settlement Agreement between VGrab Communications Inc. and Zheng Qing dated August 30, 2019. (8)
10.8	Debt Settlement Agreement between VGrab Communications Inc. and Hampshire Avenue Sdn Bhd dated September 2, 2019. (8)
10.9	Debt Settlement Agreement between VGrab Communications Inc. and Liew Choong Kong dated October 3, 2019. (8)
10.10	Debt Settlement Agreement between Mr. Lim Hun Beng and VGrab Communications Inc. dated October 6, 2020. (9)
10.11	Debt Settlement Agreement between Mr. Liong Fook Weng and VGrab Communications Inc. dated October 6, 2020. (9)
10.12	Debt Settlement Agreement between Mr. Ong See Ming and VGrab Communications Inc. dated October 6, 2020. (9)
10.13	General service agreement between Rocket Supreme S.L. and Duesenberg Inc.(11)
10.14	Employment Agreement between Duesenberg Inc. and Mr. Brendan Norman dated for reference January 15, 2021(12)
10.15	Employment Agreement between Duesenberg Inc. and Mr. Ian Thompson dated for reference January 15, 2021(12)
10.16	Debt Settlement Agreement between Mr. Lim Hun Beng and Duesenberg Technologies Inc. dated March 9, 2021 (13)
10.17	Debt Settlement Agreement between Hampshire Avenue SDN BHD and Duesenberg Technologies Inc. dated March 9, 2021 (13)
10.18	Digitalization Development Agreement between Hampshire Automotive Sdn Bhd and Duesenberg Technologies Malaysia Sdn Bhd dated April 16, 2021
10.19	Consulting Agreement between the Company and Veritas Consulting Group Inc. dated June 22, 2021.(14)
10.20	Share Reimbursement Agreement with Lim Kaishen dated August 6, 2021.(15)

Exhibit	Description
10.21	Debt Settlement Agreement between Mr. Ian George Thompson and Duesenberg Technologies Inc. dated August 30, 2021(15)
10.22	Share Subscription Agreement dated for reference February 11, 2022, between the Company and Hampshire Brands (PTE) LTD(16)
10.23	Debt Conversion Agreement dated for reference February 24, 2022, between the Company and Mr. Lim Hung Beng(16)
10.24	Debt Conversion Agreement dated for reference February 24, 2022, between the Company and Mr. Ong See-Ming(16)
10.25	Settlement agreement and mutual release between the Company and Veritas Consulting Group Inc. dated May 5, 2022(17)
10.26	Share Subscription Agreement dated for reference June 17, 2022, between the Company and Hampshire Brands (PTE) LTD
16.1	Code of Ethics.(3)
31.1	Certification of CEO pursuant to Rule 13a-14(a) and 15d-14(a).
31.2	Certification of CFO pursuant to Rule 13a-14(a) and 15d-14(a).
32.1	Certification of CEO pursuant to Section 1350 of Title 18 of the United States Code.
32.2	Certification of CFO pursuant to Section 1350 of Title 18 of the United States Code.
99.1	Audit Committee Charter(3)
101

The following unaudited interim consolidated financial statements from the registrant’s Quarterly Report on Form 10-Q for the three and six months ended April 30, 2022, formatted in iXBRL;

(i) Condensed Consolidated Balance Sheets at April 30, 2022 and October 31, 2021;

(ii) Condensed Consolidated Statements of Operations for the Three and Six Months ended April 30, 2022 and 2021;

(iii) Condensed Consolidated Statements of Stockholders’ Deficit for the Six-month Periods Ended April 30, 2022 and 2021;

(iv) Condensed Consolidated Statement of Cash Flows for the Six Months ended April 30, 2022 and 2021; and

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

(17)Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on May 20, 2022

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  June 21, 2022

DUESENBERG TECHNOLOGIES INC.

By:	/s/ Lim Hun Beng
Lim Hun Beng Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ Liong Fook Weng
Liong Fook Weng Chief Financial Officer (Principal Accounting Officer)