Form 10-Q
period 2022-07-31
DUESENBERG TECHNOLOGIES INC.
filed 2022-09-22
CIK 1551887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of September 22, 2022, the number of shares of the registrant’s common stock outstanding was 51,674,002.

i

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DUESENBERG TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	July 31, 2022	October 31, 2021

ASSETS

Current assets
Cash	$117,750	$7,434
Receivables	42,152	26,601
Prepaids	8,934	5,034
Total current assets	168,836	39,069

Equipment	868	1,952
Total assets	$169,704	$41,021

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$570,075	$576,881
Accrued liabilities	13,334	45,318
Due to related parties	523,982	273,869
Notes payable	108,561	106,892
Total liabilities	1,215,952	1,002,960

Stockholders' deficit
Common stock, no par value, unlimited number authorized, 51,674,002 and 45,616,043 issued and outstanding at July 31, 2022 and October 31, 2021, respectively	9,598,576	8,503,314
Additional paid-in capital	(111,119)	(111,119)
Obligation to issue shares	114,917	76,950
Accumulated other comprehensive income/(loss)	(4,570)	26,838
Deficit	(10,644,052)	(9,457,922)
Total stockholders' deficit	(1,046,248)	(961,939)
Total liabilities and stockholders' deficit	$169,704	$41,021

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DUESENBERG TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2022	2021	2022	2021

Revenue	$9,632	$10,225	$29,218	$30,957

Operating expenses
Accounting	9,546	7,417	28,495	15,909
Amortization	314	258	979	562
General and administrative expenses	18,074	39,720	64,412	127,710
Management fees	16,000	6,000	100,000	18,000
Professional fees	8,617	6,839	15,688	28,140
Regulatory and filing	5,390	6,520	23,924	23,672
Research and development costs	275,987	155,285	620,103	774,193
Salaries and wages	125,651	128,970	366,709	387,734
Travel and entertainment	849	1,118	3,060	2,028
	(460,428)	(352,127)	(1,223,370)	(1,377,948)
Other items
Foreign exchange	21,936	(559)	32,772	110
Interest expense	(1,469)	(1,720)	(4,335)	(9,346)
Loss on debt settlement	(20,415)	-	(20,415)	-
Net loss	(450,744)	(344,181)	(1,186,130)	(1,356,227)

Translation to reporting currency	(18,238)	(9,237)	(31,408)	(35,915)
Comprehensive loss	$(468,982)	$(353,418)	$(1,217,538)	$(1,392,142)

Loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted average number of shares outstanding:	52,077,995	45,351,050	47,793,697	44,552,742

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DUESENBERG TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Common Stock
	Shares	Amount	Obligation to Issue Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income/(Loss)	Deficit	Total

Balance at October 31, 2020	43,892,801	$7,171,032	$-	$19,399	$58,829	$(7,750,080)	$(500,820)
Translation to reporting currency	-	-	-	-	(19,500)	-	(19,500)
Net loss	-	-	-	-	-	(759,165)	(759,165)
Balance at January 31, 2021	43,892,801	7,171,032	-	19,399	39,329	(8,509,245)	(1,279,485)
Common shares issued for private placements	833,333	673,000	-	-	-	-	673,000
Common shares issued for debt	617,404	598,882		(135,829)	-	-	463,053
Translation to reporting currency	-	-	-	-	(7,178)	-	(7,178)
Net loss	-	-	-	-		(252,881)	(252,881)
Balance at April 30, 2021	45,343,538	8,442,914	-	(116,430)	32,151	(8,762,126)	(403,491)
Common shares issued for debt	62,828	26,074	-	(1,948)	-	-	24,126
Share issuance costs	-	(9,705)	-	-	-	-	(9,705)
Translation to reporting currency	-	-	-	-	(9,237)	-	(9,237)
Net loss	-	-	-	-		(344,181)	(344,181)
Balance at July 31, 2021	45,406,366	$8,459,283	$-	$(118,378)	$22,914	$(9,106,307)	$(742,488)

Balance at October 31, 2021	45,616,043	$8,503,314	$76,950	$(111,119)	$26,838	$(9,457,922)	$(961,939)
Translation to reporting currency	-	-	-	-	6,094	-	6,094
Net loss	-	-	-	-	-	(370,444)	(370,444)
Balance at January 31, 2022	45,616,043	8,503,314	76,950	(111,119)	32,932	(9,828,366)	(1,326,289)
Common shares issued for private placements	2,511,962	502,393	-	-	-	-	502,393
Common shares issued for debt	663,140	132,628	-	-	-	-	132,628
Common shares issued for services	390,000	124,950	(76,950)	-	-	-	48,000
Translation to reporting currency	-	-	-	-	(19,264)	-	(19,264)
Net loss	-	-	-	-	-	(364,942)	(364,942)
Balance at April 30, 2022	49,181,145	9,263,285	-	(111,119)	13,668	(10,193,308)	(1,027,474)
Common shares issued for private placements	2,142,857	289,791	-	-	-	-	289,791
Common shares issued for debt	350,000	45,500	-	-	-	-	45,500
Common shares subscribed	-	-	114,917	-	-	-	114,917
Translation to reporting currency	-	-	-	-	(18,238)	-	(18,238)
Net loss	-	-	-	-	-	(450,744)	(450,744)
Balance at July 31, 2022	51,674,002	$9,598,576	$114,917	$(111,119)	$(4,570)	$(10,644,052)	$(1,046,248)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DUESENBERG TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Nine Months Ended July 31,
	2022	2021
Cash flow used in in operating activities
Net loss	$(1,186,130)	$(1,356,227)
Adjustments to reconcile net loss to net cash used in operating activities
Accrued interest on related party notes	-	5,435
Accrued interest on notes payable	4,335	3,800
Amortization	979	562
Management fees, non-cash	48,000	-
Loss on debt settlement	20,415	-
Foreign exchange	(30,708)	(34,106)
Changes in operating assets and liabilities
Receivables	(17,620)	(19,796)
Prepaids	(4,215)	(92,218)
Accounts payable and accrued liabilities	(11,092)	511,854
Due to related parties	95,019	9,353
Accrued salaries due to related parties	292,806	202,729
Net cash used in operating activities	(788,211)	(768,614)

Cash flows used in investing activities
Purchase of equipment	-	(2,760)
Net cash used in investing activities	-	(2,760)

Cash flows provided by financing activities
Common shares issued for private placements	792,184	673,000
Subscription to shares	114,917	-
Share issuance costs	-	(9,705)
Loans payable to related party	-	95,152
Advances payable	-	29,000
Net cash provided by financing activities	907,101	787,447

Effect of exchange rate changes on cash	(8,574)	212

Net increase in cash	110,316	16,285
Cash, beginning	7,434	11,715
Cash, ending	$117,750	$28,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DUESENBERG TECHNOLOGIES INC.

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2022

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

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for condensed financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended October 31, 2021, included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 15, 2022. The unaudited interim condensed consolidated financial statements of the Company should be read in conjunction with those financial statements for the year ended October 31, 2021, included in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three- and nine-month periods ended July 31, 2022, are not necessarily indicative of the results that may be expected for the year ending October 31, 2022.

Going Concern

The Company’s condensed consolidated financial statements are prepared on a going concern basis in accordance with GAAP which contemplate the realization of assets and discharge of liabilities and commitments in the normal course of business. To date the Company has generated a total of $88,196 in revenue from its operating activities and has accumulated losses of $10,644,052 since inception. Continuation of the Company as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and ultimately upon its ability to achieve profitable operations. To date the Company has funded its operations through the issuance of capital stock and debt.

Management plans to continue raising additional funds through equity and/or debt financing. The outcome of these efforts cannot be predicted with any certainty and raises substantial doubt that the Company will be able to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. On consolidation, all intercompany balances and transactions are eliminated.

NOTE 3 - RELATED PARTY TRANSACTIONS

The following amounts were due to related parties as at:

	July 31, 2022	October 31, 2021
Due to the Chief Executive Officer (“CEO”) and Director of the Company(a)	$51,558	$22,808
Due to a company controlled by the CEO and Director of the Company(a)	77,865	61,094
Due to the Chief Financial Officer (“CFO”) and Director of the Company(a)	136,346	83,940
Due to the Chief Strategy Officer (“CSO”) of the Company’s subsidiary(a)	205,675	75,448
Due to a Director of the Company(a)	18,000	30,000
Due to a Director of the Company(a)	18,000	-
Due to a Director of the Company(a)	16,000	-
Due to a major shareholder for payments made on behalf of the Company(a)	538	579
Total due to related parties	$523,982	$273,869

(a) Amounts are unsecured, due on demand and bear no interest.

During the nine-month period ended July 31, 2022, the Company incurred $89,653 (2021 - $83,477) in wages and salaries to Mr. Lim Hun Beng, the Company’s CEO, President, and director. In addition, the Company incurred $24,199 (2021 - $21,878) in reimbursable expenses with Mr. Lim. During the same period Mr. Lim advanced the Company $20,550 in the form of vendor payments made by him on behalf of the Company, and an additional $114,917 as subscription to common shares of the Company (Note 7). On February 24, 2022, Mr. Lim agreed to convert $102,628 the Company owed him into 513,140 shares of the Company’s Common stock at $0.20 per share. During the comparative nine-month period ended July 31, 2021, Mr. Lim agreed to convert a total of $77,103 into 102,804 shares of the Company’s common stock at $0.75 per share (Note 6). In addition, during the nine-month period ended July 31, 2021, the Company advanced a total of $162,239 to Mr. Lim as prepayment of his future services. Of this amount, the Company applied $73,223 to the accrued salaries and reimbursable expenses the Company owed to Mr. Lim as at July 31, 2021; the remaining $89,016 advanced to Mr. Lim the Company recorded as part of prepaid expenses.

During the nine-month period ended July 31, 2022, the Company incurred $71,722 (2021 - $63,946) in wages and salaries to Mr. Liong Fook Weng, the Company’s CFO and director. In addition, the Company incurred $9,700 (2021 - $3,145) in reimbursable expenses with Mr. Liong.

During the nine-month period ended July 31, 2022, the Company incurred a total of $52,000 in management/director fees to its directors, Mr. Ong See-Ming, Mr. Chee Wai Hong, and Mr. Barth, who are reimbursed for their services at $2,000 per month. During the nine-month period ended July 31, 2021, the Company incurred $18,000 in management/director fees with its director, Mr. Ong See-Ming.

On February 24, 2022, the Company’s board of directors resolved to grant to Mr. Chee Wai Hong and to Mr. Barth, each, 120,000 shares of its Common stock, at $0.20 per share. The value of these shares being $48,000, were recorded as part of management fees. On the same day, Mr. Ong See-Ming agreed to convert $30,000 the Company owed him on account of management fees into 150,000 shares of the Company’s Common stock, at $0.20 per share. The Company did not have similar transactions during the nine-month period ended July 31, 2021.

During the nine-month period ended July 31, 2022, the Company incurred $135,000 (2021 - $97,500) in management fees to its CSO, Mr. Brendan Norman.

During the nine-month period ended July 31, 2022, the Company recognized $20,877 in revenue from licensing and maintenance of its SMART Systems applications to a company of which Mr. Lim is a 50% shareholder (2021 - $21,925).

During the nine-month period ended July 31, 2022, the Company incurred $620,103 (2021 - $Nil) to Hampshire Automotive Sdn Bhd. (“Hampshire Automotive”) a private company of which Mr. Joe Lim is a 33% shareholder, for engineering and drafting of the Duesenberg Heritage vehicles, which fees were recorded as part of research and development fees.

During the nine-month period ended July 31, 2021, the Company received $95,152 in exchange for the notes payable to Hampshire Avenue SDN BHD (“Hampshire Avenue”), a private company of which Mr. Joe Lim is a director and major shareholder. The loans bore interest at 4% per annum, were unsecured and payable on demand. During the same period, the Company recorded $5,435 in interest expense associated with its liabilities under notes payable issued to Hampshire Avenue. During the second and third quarters of the Company’s Fiscal 2021, Hampshire Avenue agreed to convert a total of $410,285 into 577,428 common shares of the Company, and forgave the remaining balance totaling $758. The Company did not receive any funds from Hampshire Avenue nor had to accrue any interest during the nine-month period ended July 31, 2022.

During the nine-month period ended July 31, 2021, the Company incurred $52,500 in management fees to its former CTO, Mr. Ian Thompson, who resigned from his position as the CTO of the Company on May 11, 2021.

NOTE 4 - EQUIPMENT

Changes in the net book value of the equipment at July 31, 2022 and at October 31, 2021 are as follows:

	July 31, 2022	October 31, 2021
Net book value, beginning of the period	$1,952	$213
Changes during the period	-	2,760
Amortization	(979)	(990)
Foreign exchange	(105)	(31)
Net book value, end of the period	$868	$1,952

NOTE 5 - NOTES PAYABLE

The following amounts were due under third-party notes payable at July 31, 2022 and October 31, 2021:

	July 31, 2022	October 31, 2021
Balance, beginning of the period	$106,892	$67,429
Advances received	-	29,000
Interest accrued during the period	4,335	5,309
Foreign exchange	(2,666)	5,154
Balance, end of the period	$108,561	$106,892

During the nine-month period ended July 31, 2022, the Company accrued $3,428 in interest on the CAD$83,309 note payable accumulating 6% interest compounded monthly (2021 - $3,194), and $907 (2021 - $605) in interest on the notes payable totaling $29,000, which accumulate interest at 4% compounded monthly. All notes payable to third-parties are unsecured and due on demand. As at July 31, 2022, the Company owed a total of $77,750 under the 6% Note Payable (2021 - $76,987), and $30,811 under the 4% Notes Payable (2021 - $29,905).

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

On May 5, 2022, the Company entered into debt settlement agreement with an arm’s length contractor, for $51,500 the Company owed for unpaid consulting services. The Company agreed to settle the liability through cash payment of $25,000 and by issuing the vendor 350,000 shares of the Company’s common stock, which shares were issued on May 11, 2022. The transaction resulted in a loss on debt settlement of $20,415.

On June 17, 2022, the Company entered into a share subscription agreement with a company controlled by Mr. Lim Hun Beng, to issue 2,142,857 shares of the Company’s common stock, for gross proceeds of $289,791 (1,290,000 Malaysian Ringgit (“MR”) at $0.14 per share (0.602MR per share). The Company agreed to accept the total investment amount in six separate tranches. The Company closed the private placement on July 28, 2022, upon receipt of full subscription funds. The Shares were issued pursuant to the provisions of Regulation S of the United States Securities Act of 1933, as amended (the “Act”) to a person who represented that it is not a resident of the United States and was otherwise not a“U.S. Person” as that term is defined in Rule 902(k) of Regulation S of the Act.

NOTE 7 - SUBSEQUENT EVENT

On August 23, 2022, the Company entered into a share subscription agreement with Mr. Lim, to issue a total of 6,458,333 Shares, for gross proceeds of 3,410,000 Malaysian Ringgit (“MR”) (approximately $759,720) at 0.528MR per share ($0.1176 per share). The Company agreed to accept the total subscription amount in four separate tranches, of which 510,000MR ($114,917) has been received during the quarter ended July 31, 2022. The Company will issue the Shares only after the full subscription amount, as agreed in the subscription agreement, has been received, which is expected to be on October 15, 2022 (Note 3).

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

On January 8, 2021, Duesenberg Nevada signed an agreement with Rocket Supreme, the Barcelona, Spain automotive design house established by Christopher Reitz. The agreement is the first step towards creating a network of suppliers required to successfully complete the Duesenberg EV development project. As of the date of this Quarterly Report on Form 10-Q, we have received initial ergonomics exterior and interior data sheets and CAS IGES files as well as the initial drafts of the exterior and interior designs for the Duesenberg EV. We expect the final design of the first Duesenberg EV to be released in 2023. Based on the initial drafts, we commenced negotiations with various manufacturers required to continue the development and manufacturing of the required components for the Duesenberg’s EV.

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

In order to support the development and future production of Duesenberg EV as well as Duesenberg Heritage vehicles, we will require significant financing. During the year ended October 31, 2021, we closed two private placement financings for gross proceeds of $673,000; during the nine-month period ended July 31, 2022, we closed two additional financings for a total of $792,184, and received $114,917 in subscription to shares which we expect to finalize on or about October 15, 2022. The funds we have raised in the above financings are not sufficient to bring our Duesenberg EV and Duesenberg Heritage vehicle production plans to completion, and we will require additional funding. We cannot assure the reader that we will be successful in securing the further funding as required.

Recent Corporate Events

The following corporate developments have occurred during the third quarter ended July 31, 2022, and up to the date of the filing of this Quarterly Report:

Private Placement Financings

On June 17, 2022, we entered into a share subscription agreement with a company controlled by Mr. Lim Hun Beng, our CEO, President, director and the majority shareholder (“Mr. Lim”) to issue 2,142,857 shares of the Company’s common stock, for gross proceeds of $289,791 (1,290,000 Malaysian Ringgit (“MR”)) at $0.14 per share (0.602MR per share). We agreed to accept the total investment amount in six separate tranches. The Company closed the private placement and issued the shares on July 28, 2022, on receipt of the full subscription amount.

On August 23, 2022, we entered into a share subscription agreement with Mr. Lim, to issue a total of 6,458,333 Shares, for gross proceeds of 3,410,000 MR (approximately $759,720) at 0.528MR per share ($0.1176 per share). We agreed to accept the total subscription amount in four separate tranches, of which 510,000MR ($114,917) has been received during the quarter ended July 31, 2022. We will issue the Shares only after the full subscription amount, as agreed in the subscription agreement, has been received, which is expected to be on October 15, 2022.

Debt Restructuring

On May 5, 2022, we entered into debt settlement agreement with Veritas Consulting Group Inc., an arm’s length contractor (“Veritas”), whom we engaged to provide consulting services under a 12-month consulting agreement formally entered into on June 22, 2021. We provided Veritas with a cancellation notice on September 30, 2021, however, at the time of the cancellation notice, the Company was indebted to Veritas in the amount of $51,500 for services provided. Based on the  terms of the settlement agreement, the Company agreed to reimburse Veritas $25,000 in cash and to issue Veritas 350,000 shares of the Company’s common stock, which were issued on May 11, 2022. The transaction resulted in a loss on debt settlement of $20,415.

The securities issued pursuant to the debt settlement agreement with Veritas have not been registered under the United States Securities Act of 1933, as amended (the “Act”) and may not be offered or sold within the United States or to U.S. persons unless an exemption from such registration is available.

Appointment of New Director

On July 6, 2022, the Company held its Annual General Meeting of shareholders. At the Meeting, the shareholders were asked, among other proposals, to elect five members of the Company's Board of Directors to hold office until the next annual meeting of shareholders or until their respective successors have been elected or qualified. Mr. Chee Wai Hong did not stand for re-election resulting in a vacancy on the Company’s board of directors. Mr. Chee's decision was not due to, and was not caused by, in whole or in part, any disagreement with the Company, whether related to the Company's operations, policies, practices or otherwise.

On August 1, 2022, the Company announced the appointment of Mr. Aernout Rents Bok to its Board of Directors effective July 28, 2022.

Mr. Reints Bok has extensive experience leading global teams and finding resolutions with issues related to IP, CT, R&D, Operations, Marketing and Supply Chain. Mr. Reints Bok also consults on business development, change management, competence development, and assists with integrating new business units. Mr. Reints Bok has been employed by Signify (formerly Philips Lighting) & KLite  since 2009, and prior to that by Philips Semiconductors since 1995. Mr. Reints Bok received his Master’s Degree from Technical University of Delft.

Summary of Financial Condition

	July 31, 2022	October 31, 2021
Working capital deficit	$(1,047,116)	$(963,891)
Current assets	$168,836	$39,069
Total liabilities	$1,215,952	$1,002,960
Common stock and additional paid-in capital	$9,602,374	$8,469,145
Deficit	$(10,644,052)	$(9,457,922)
Accumulated other comprehensive income/(loss)	$(4,570)	$26,838

Results of Operation

Our operating results for the three- and nine-month periods ended July 31, 2022 and 2021, and the changes in the operating results between those periods are summarized in the table below.

Three- and Nine-Months Summary

	Three Months Ended July 31,		Percentage	Nine Months Ended July 31,		Percentage
	2022	2021	Change	2022	2021	Change
Revenue	$ 9,632	$ 10,225	(6)%	$ 29,218	$ 30,957	(6)%
Operating expenses	(460,428)	(352,127)	31%	(1,223,370)	(1,377,948)	(11)%
Foreign exchange	21,936	(559)	4,024%	32,772	110	29,693%
Loss on debt settlement	(20,415)	-	n/a	(20,415)	-	n/a
Interest expense	(1,469)	(1,720)	(15)%	(4,335)	(9,346)	(54)%
Net loss	(450,744)	(344,181)	31%	(1,186,130)	(1,356,227)	(13)%
Translation to reporting currency	(18,238)	(9,237)	97%	(31,408)	(35,915)	(13)%
Comprehensive loss	$(468,982)	$(353,418)	33%	$(1,217,538)	$(1,392,142)	(13)%

Revenue

During the three- and nine-month periods ended July 31, 2022, we generated $6,959 and $20,877, respectively, in revenue from our SMART Systems software licensing and maintenance of the applications required to run SMART Systems (2021 - $7,223 and $21,925, respectively). Our first customer is Duesey Coffee and Chocolates Sdn Bhd (“Duesey Coffee”), of which Mr. Lim is a 50% shareholder. In addition, we generated $3,000 and $9,000, respectively, from WeChat Online product, which was developed specifically for Duesey Coffee in P.R. China, which is managed by Shanghai Duesenberg Marketing Planning Co Ltd, our second customer (2021 - $3,002 and $9,032, respectively). Due to current market uncertainty associated with COVID-19 we agreed to bill our customers set monthly fees for these services without entering into any termed contracts, which will allow us or our customers to cancel the services any time. Duesey Coffee agreed to a monthly fee of 10,000 Malaysian Ringgit (approximately USD$2,247), Shanghai Duesenberg Marketing Planning Co Ltd. agreed to a monthly fee of USD$1,000.

In August of 2021, our Duesenberg platform started generating revenue from our online store, which at the moment allows us to sell third-party-products. Our customers are vendors who wish to sell their merchandise on our platform. During the three- and nine-month periods ended July 31, 2022, we did not generate revenue from the sales, and our margin was negative $659, which resulted from the fees we had to pay for maintaining the online store.

Operating Expenses

Our operating expenses for the three- and nine-month periods ended July 31, 2022 and 2021, consisted of the following:

	Three Months Ended July 31,		Percentage	Nine Months Ended July 31,		Percentage
	2022	2021	Change	2022	2021	Change
Operating expenses:
Accounting	$ 9,546	$ 7,417	29%	$ 28,495	$ 15,909	79%
Amortization	314	258	22%	979	562	74%
General and administrative expenses	18,074	39,720	(54)%	64,412	127,710	(50)%
Management fees	16,000	6,000	167%	100,000	18,000	456%
Professional fees	8,617	6,839	26%	15,688	28,140	(44)%
Regulatory and filing	5,390	6,520	(17)%	23,924	23,672	1%
Research and development costs	275,987	155,285	78%	620,103	774,193	(20)%
Salaries and wages	125,651	128,970	(3)%	366,709	387,734	(5)%
Travel and entertainment	849	1,118	(24)%	3,060	2,028	51%
Total	$ 460,428	$ 352,127	31%	$1,223,370	$1,377,948	(11)%

During the three-month period ended July 31, 2022, our operating expenses increased by $108,301 or 31% from $352,127, for the three months ended July 31, 2021, to $460,428 for the three months ended July 31, 2022. The most significant change in our operating expenses was associated with $275,987 in research and development costs we incurred for the design of Duesenberg Heritage vehicles, as compared to $155,285 we recorded for the three-month period ended July 31, 2021. Second largest contributing factor to our operating expenses for the three-month period ended July 31, 2022, was associated with salaries and wages expense of $125,651, which represented 27% of our operating expenses. During the comparative three-month period ended July 31, 2021, our salaries and wages expense was $128,970, representing 37% of total operating expenses for that period. The current period reduction in salaries and wages, as compared to prior period, was mostly associated with resignation of our CTO, Ian Thompson, and with fluctuation of foreign exchange rates. Our management fees increased by $10,000, to $16,000, as compared to $6,000 we incurred in the comparative three-month period ended July 31, 2021. The increase was associated with our decision to accrue $2,000 monthly director fees to each of our three directors who do not hold any officer positions within our Company or its subsidiaries. In comparison, during the three-month period ended July 31, 202, we incurred $6,000 in management fees to one of our directors. Our accounting fees increased by $2,129 to $9,546 for the three-month period ended July 31, 2022, and were associated with increased audit and review fees we incurred due to increased complexity of our business operations. Our general and administrative expenses decreased by $21,646, or 54% from $39,720 we incurred during the period ended July 31, 2021, to $18,074 we incurred for the three-month period ended July 31, 2022; general and administrative expenses included corporate communication fees of $4,524 (2021 - $26,365) and administrative fees of $11,657 (2021 - $12,195).

On a year-to-date basis, our operating expenses decreased by $154,578 or 11% from $1,377,948 for the nine months ended July 31, 2021, to $1,223,370 for the nine months ended July 31, 2022. The most significant change in our operating expenses was associated with $154,090 decrease in our research and development costs to $620,103 we incurred during the nine-month period ended July 31, 2022, for the design of Duesenberg Heritage vehicles, as compared to $774,193 we expended during the nine-month period ended July 31, 2021, on the initial ergonomics exterior and interior data sheets and CAS IGES files for the Duesenberg EV commissioned from Rocket Supreme. Our salaries and wages remained comparable to prior-period, decreasing by $21,025, from $387,734 for the nine-month period ended July 31, 2021, to $366,709, for the nine-month period ended July 31, 2022, however, they represented 28% and 30% of total operating expenses for each period, respectively. Other notable expenses included $100,000 in management fees, as compared to $18,000 we incurred during the nine-month period ended July 31, 2021. This increase resulted from our decision to accrue $2,000 monthly director fees to each of our three directors who do not hold any officer positions within our Company or its subsidiaries; in addition, we decided to award two of our directors with 120,000 shares of our common stock valued at $24,000, each, for services they’ve provided to us. Our accounting fees increased by $12,586 to $28,495, as compared to $15,909 we incurred during the nine-month period ended July 31, 2021, and were associated with increased audit and review fees we incurred due to increased complexity of our business operations. Our professional fees decreased by $12,452 from $28,140 we incurred during the nine-month period ended July 31, 2021, to $15,688 for the nine-month period ended July 31,

2022. Our general and administrative expenses decreased by $63,298, or 50% from $127,710 we incurred during the period ended July 31, 2021, to $64,412 we incurred for the nine-month period ended July 31, 2022; general and administrative expenses included corporate communication fees of $23,046 (2021 - $86,609) and administrative fees of $35,344 (2021 - $35,765). Our corporate communication fees decreased as a result of our decision to concentrate the funds that we had available on research and development as opposed to increasing the shareholder awareness of our Company.

Other Items

During the three months ended July 31, 2022, we recorded $1,469 (2021 - $1,720) in interest expense and $21,936 in realized foreign exchange gain (2021 - $559 loss) associated with the fluctuation in foreign exchange rates between the US, Canadian, Malaysian, and Hong Kong currencies. In addition, we recorded $20,415 loss on debt settlement agreement with Veritas, whereby we agreed to pay Veritas $25,000 cash and issue 350,000 shares of our common stock to extinguish our debt of $51,500.

During the nine months ended July 31, 2022, we recorded $4,335 (2021 - $3,800) in interest expense accrued on the third-party notes payable. During the nine months ended July 31, 2021, we recorded an additional $5,435 in interest expense associated with the liabilities under the notes payable we issued to our major shareholder, which were converted to shares during the year ended October 31, 2021. We also recorded $32,772 in realized foreign exchange gain (2021 - $110) associated with the fluctuation in foreign exchange rates between the US, Canadian, Malaysian, and Hong Kong currencies. In addition, we recorded $20,415 loss on debt settlement agreement with Veritas, whereby we agreed to pay Veritas $25,000 cash and issue 350,000 shares of our common stock to extinguish our debt of $51,500.

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

Based on our current plans, we expect to incur operating losses in future periods. At July 31, 2022, we had a working capital deficit of $1,047,116 and accumulated losses of $10,644,052 since inception. These factors raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we will be able to generate significant revenues in the future. Our unaudited condensed consolidated financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern. Therefore, we may be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

Working Capital Deficit

	At July 31, 2022	At October 31, 2021
Current assets	$168,836	$39,069
Current liabilities	(1,215,952)	(1,002,960)
Working capital deficit	$(1,047,116)	$(963,891)

During the nine-month period ended July 31, 2022, our working capital deficit increased by $83,225, from $963,891 as at October 31, 2021, to $1,047,116 as at July 31, 2022. The increase in the working capital deficit was primarily related to an increase in our current liabilities of $212,992. This change was associated with a $250,113 increase in amounts payable to our related parties, mainly on account of amounts due for the salaries payable to our management. This increases was in part offset by decreased accounts payable of $570,075 as compared to $576,881 as at October 31, 2021 and accrued liabilities of $13,334, as compared to $45,318 as at October 31, 2021. Our current assets increased by $129,767 from $39,069 at October 31, 2021 to $168,836 at July 31, 2022. The increase was mainly associated with increased cash balances as a result of a private placement financings we closed on February 24, 2022 and on July 28, 2022, and with increased amounts receivable, which at July 31, 2022 totaled $42,152, as compared to $26,601 we recorded as receivable at October 31, 2021.

Cash Flows

	Nine Months Ended July 31,
	2022	2021
Net cash used in operating activities	$(788,211)	$(768,614)
Net cash used in investing activities	-	(2,760)
Net cash provided by financing activities	907,101	787,447
Effect of exchange rate changes on cash	(8,574)	212
Net increase in cash	$110,316	$16,285

Net cash used in operating activities

During the nine-month period ended July 31, 2022, we used $788,211 to support our operating activities. This cash was used to cover our cash operating expenses of $1,143,109, to increase our receivables and prepaid expenses by $17,620 and $4,215, respectively, and to reduce our vendor payables by $11,092. These uses of cash were offset by increases in our amounts payable to related parties and accrued salaries and management fees payable to our management team of $95,019 and $292,806, respectively.

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

Non-cash operating activities

During the nine-month period ended July 31, 2022, we recorded $4,335 in interest to third-party lenders under notes payable, $979 in amortization of our office equipment, and $30,708 in foreign exchange fluctuation between the US, Canadian, Malaysian, and Hong Kong currencies. In addition, we recognized $48,000 on grant of 240,000 Shares to Mr. Chee Wai Hong and to Mr. Barth (120,000 each), which were recorded as part of management fees, and recorded $20,415 loss on debt settlement with Veritas.

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

Net cash provided by investing activities

During the nine-month period ended July 31, 2021, we used $2,760 to acquire computers and other office equipment. We did not have any investing activities during the nine-month period ended July 31, 2022.

Net cash provided by financing activities

During the nine-month period ended July 31, 2022, we closed two private placement financings by issuing a total of 4,654,819 Shares for gross proceeds of $792,184. During the same period, Mr. Lim advanced to us $20,550 in the form of vendor payments made by him on our behalf. Mr Lim agreed to convert the full amount we owed to him on account of these vendor payments to shares of our common stock at $0.20 per share, which were issued on February 24, 2022. In addition, as at July 31, 2022, we received $114,917 in subscription to our Shares pursuant to a private placement agreement we signed with Mr. Joe Lim, whereby we agreed to issue Mr. Lim up to 6,458,333 Shares, for gross proceeds of 3,410,000 Malaysian Ringgit (“MR”) (approximately $759,720) at 0.528MR per share ($0.1176 per share). We agreed to accept the total subscription amount in four separate payments, of which $114,917 (510,000MR) represented the first payment.

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

As of July 31, 2022, we had cash on hand of $117,750 and working capital deficit of $1,047,116, which raises substantial doubt about our continuation as a going concern. We plan to mitigate our losses in future years by controlling our operating expenses and actively seeking new distribution channels for our Duesenberg products, Duesenberg EV, and Duesenberg Heritage Vehicles. We cannot provide assurance that we will be successful in generating additional capital to support our development. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Foreign Currency Translation and Transaction

The Parent Company’s functional currency is Canadian dollar, Duesenberg Malaysia’s functional currency is Malaysian Ringgit, and Duesenberg Evolution’s functional currency is Hong Kong dollar. Duesenberg Nevada and Duesenberg Heritage functional currency is the United States dollar. The Company’s reporting currency is the United States dollar. The Company translates assets and liabilities to US dollars using year-end exchange rates, and translates revenues and expenses using average exchange rates during the period. Gains and losses arising on translation to the reporting currency are included in the other comprehensive income.

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

At July 31, 2022, we had $3,498 in cash on deposit with a large chartered Canadian bank, $113,424 in cash on deposit with a bank in Malaysia, and $828 in cash on deposit with a bank in Hong Kong. As part of our cash management process, we perform periodic evaluations of the relative credit standing of these financial institutions. We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended July 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

We incorporate by reference the Risk Factors included as Item 1A of our Annual Report on Form 10-K we filed with the Securities and Exchange Commission on February 15, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 11, 2022, the Company issued 350,000 Shares to an arms-length party pursuant to a debt settlement agreement. The Shares were issued pursuant to the provisions of Rule 506(b) of Regulation D of the Act, as the debt holder confirmed its qualification as “accredited investor” as that term is defined under Regulation D of the Act.

On July 28, 2022, the Company closed a private placement financing by issuing 2,142,857 Shares for gross proceeds of $289,791. These Shares were issued pursuant to the provisions of Regulation S of the United States Securities Act of 1933, as amended (the “Act”) to a person who certified it was a resident of the United States and was otherwise not a “U.S. Person” as that term is defined in Rule 902(k) of Regulation S of the Act.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

The following table sets out the exhibits either filed herewith or incorporated by reference.

Exhibit	Description
3.1	Notice of Articles.(4)
3.2	Articles.(1)
3.3	Certificate of Continuation.(2)
3.4	Certificate of Change of Name dated January 6, 2014.(4)
3.5	Certificate of Change of Name dated February 11, 2015.(6)
3.6	Certificate of Change of Name dated December 23, 2020.(10)
3.7	Notice of Articles dated December 23, 2020(10)
10.1	Software Purchase Agreement between the Company and Hampshire Capital Limited. dated January 8, 2015.(5)
10.2	Service Agreement between VGrab International Ltd. and Hampshire Infotech SDN BHD dated July 12, 2015.(7)
10.3	Mobile Application Development Agreement between VGrab Asia Ltd. and Mr. Zheng Qing, Mr. Gu Xianwin and Ms. Chen Weijie dated March 5, 2019.(8)
10.4	Debt Settlement Agreement between VGrab Communications Inc. and HG Group Sdn Bhd dated July 9, 2019. (8)
10.5	Debt Settlement Agreement between VGrab Communications Inc. and Chen Weijie dated August 30, 2019. (8)
10.6	Debt Settlement Agreement between VGrab Communications Inc. and Gu Xianwin dated August 30, 2019. (8)
10.7	Debt Settlement Agreement between VGrab Communications Inc. and Zheng Qing dated August 30, 2019. (8)
10.8	Debt Settlement Agreement between VGrab Communications Inc. and Hampshire Avenue Sdn Bhd dated September 2, 2019. (8)
10.9	Debt Settlement Agreement between VGrab Communications Inc. and Liew Choong Kong dated October 3, 2019. (8)
10.10	Debt Settlement Agreement between Mr. Lim Hun Beng and VGrab Communications Inc. dated October 6, 2020. (9)
10.11	Debt Settlement Agreement between Mr. Liong Fook Weng and VGrab Communications Inc. dated October 6, 2020. (9)
10.12	Debt Settlement Agreement between Mr. Ong See Ming and VGrab Communications Inc. dated October 6, 2020. (9)
10.13	General service agreement between Rocket Supreme S.L. and Duesenberg Inc.(11)
10.14	Employment Agreement between Duesenberg Inc. and Mr. Brendan Norman dated for reference January 15, 2021(12)
10.15	Employment Agreement between Duesenberg Inc. and Mr. Ian Thompson dated for reference January 15, 2021(12)
10.16	Debt Settlement Agreement between Mr. Lim Hun Beng and Duesenberg Technologies Inc. dated March 9, 2021 (13)
10.17	Debt Settlement Agreement between Hampshire Avenue SDN BHD and Duesenberg Technologies Inc. dated March 9, 2021 (13)
10.18	Digitalization Development Agreement between Hampshire Automotive Sdn Bhd and Duesenberg Technologies Malaysia Sdn Bhd dated April 16, 2021
10.19	Consulting Agreement between the Company and Veritas Consulting Group Inc. dated June 22, 2021.(14)
10.20	Share Reimbursement Agreement with Lim Kaishen dated August 6, 2021.(15)

Exhibit	Description
10.21	Debt Settlement Agreement between Mr. Ian George Thompson and Duesenberg Technologies Inc. dated August 30, 2021(15)
10.22	Share Subscription Agreement dated for reference February 11, 2022, between the Company and Hampshire Brands (PTE) LTD(16)
10.23	Debt Conversion Agreement dated for reference February 24, 2022, between the Company and Mr. Lim Hung Beng(16)
10.24	Debt Conversion Agreement dated for reference February 24, 2022, between the Company and Mr. Ong See-Ming(16)
10.25	Settlement agreement and mutual release between the Company and Veritas Consulting Group Inc. dated May 5, 2022(17)
10.26	Share Subscription Agreement dated for reference June 17, 2022, between the Company and Hampshire Brands (PTE) LTD(18)
16.1	Code of Ethics.(3)
31.1	Certification of CEO pursuant to Rule 13a-14(a) and 15d-14(a).
31.2	Certification of CFO pursuant to Rule 13a-14(a) and 15d-14(a).
32.1	Certification of CEO pursuant to Section 1350 of Title 18 of the United States Code.
32.2	Certification of CFO pursuant to Section 1350 of Title 18 of the United States Code.
99.1	Audit Committee Charter(3)
101

The following unaudited condensed consolidated financial statements from the registrant’s Quarterly Report on Form 10-Q for the three and six months ended July 31, 2022, formatted in iXBRL;

(i) Condensed Consolidated Balance Sheets at July 31, 2022 and October 31, 2021;

(ii) Condensed Consolidated Statements of Operations for the Three and Six Months ended July 31, 2022 and 2021;

(iii) Condensed Consolidated Statements of Stockholders’ Deficit for the Six-month Periods Ended July 31, 2022 and 2021;

(iv) Condensed Consolidated Statement of Cash Flows for the Six Months ended July 31, 2022 and 2021; and

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

(18)Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed on June 22, 2022

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  September 22, 2022

DUESENBERG TECHNOLOGIES INC.

By:	/s/ Lim Hun Beng
Lim Hun Beng Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ Liong Fook Weng
Liong Fook Weng Chief Financial Officer (Principal Accounting Officer)