Form 10-K
period 2022-10-31
DUESENBERG TECHNOLOGIES INC.
filed 2023-02-17
CIK 1551887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 31, 2022

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

i

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $3,296,047 based on a price of $0.16, which was the last price at which our common equity was last sold as of April 29, 2022.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares of the registrant’s common stock, without par value, outstanding as of February 17, 2023, was 61,477,631.

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

On May 17, 2018, we incorporated Duesenberg Technologies Malaysia Sdn Bhd., (“Duesenberg Malaysia”), under the Malaysia Companies Act 2016. The main business objective of Duesenberg Malaysia is to facilitate and source New Green Energies, such as electric, hydrogen and solar. In addition, Duesenberg Malaysia continues to maintain the developed online e-commerce. Since its incorporation, Duesenberg Malaysia has been working on the development of its SMART System prototype. Duesenberg’s SMART System will consist of several modules, including Duesenberg Membership system, which will allow its users to sign up for service/maintenance of Duesenberg vehicles, purchase Duesenberg merchandize, book high-end villas/planes/yachts,  via internet or quick response code, also known as “QR Code”, Duesenberg Cloud Management System (“DCMS”), and Duesenberg Database Management System (“DDMS”). DCMS and DDMS form the backbone of Duesenberg’s SMART System, allowing to integrate each future developed Duesenberg SMART System’s module into the platform. The Company is currently testing the Duesenberg SMART System’s functionality before integrating it as part of the Duesenberg’s New Energy Vehicle operating system, or marketing it to potential clients as a stand-along system.

On February 18, 2019, we formed another subsidiary, Duesenberg Technologies Evolution Ltd (“Duesenberg Evolution”). The main business objective of Duesenberg Evolution is to research new technologies and software integration development techniques and establish connections with potential strategic partners in the Asian region and in P.R. China. In addition, Duesenberg Evolution is to position itself as commodities trader to capture the current market trends in P.R. China.

On August 14, 2019, Duesenberg Evolution finalized a development of a mobile software application, Duesenberg WeChat Application, which was developed to be used with smartphones in P.R. China using the WeChat on Android and Apple iOS operating systems. Duesenberg WeChat Application allows its users to sign up for memberships, deposit money, purchase products, redeem vouchers, and upload media promotions onto the smartphones.

In March of 2020 we completed development of the prototype Duesenberg vending machine (the “Vending Machine”) and were attempting to organize the first test run before starting a large-scale production and commercialization of the Vending Machines. Prior to COVID-19 measures, we were expecting to have the first prototype of the Vending Machine installed and operational at a local university by the end of April with further units to be placed across the university’s campus and other universities across Malaysia. However, due to COVID-19 measures, we were required to postpone the roll-out until the restrictions set to prevent the spread of virus were lifted and businesses were allowed to resume their normal operations.

The newly developed Vending Machine is customizable to sell variety of consumer products ranging from traditional snacks, soft drinks, and coffee, to prepaid mobile cards and other goods, while simultaneously displaying advertisements and other various promotional content. Each Vending Machine is based on the  operating system developed by us, and is supplied with a credit card reader and a QR Code reader, which facilitate not only payments with credit cards, but also enables payments via eWallet and other membership-based payments. Due to the Company’s current focus on development of New Energy and Heritage Vehicles, we have temporarily stopped our development and marketing of the Vending Machine.

On November 1, 2019, we incorporated Duesenberg Inc., a Nevada corporation (“Duesenberg Nevada”). The purpose of Duesenberg Nevada is to undertake the development of Electric Vehicles (“Duesenberg EV”) using the Duesenberg brand. We were given the rights to use the Duesenberg trademark name in 2018. In order to develop the Duesenberg EV we are planning to partner with 3-rd party developers and suppliers in the United States of America. We plan on using our Duesenberg SMART System as part of the Duesenberg EV’s operating system.

On January 8, 2021, Duesenberg Nevada signed an agreement with Rocket Supreme, the Barcelona, Spain automotive design house established by Christopher Reitz. As of the date of this Annual Report on Form 10-K, we have received initial ergonomics exterior and interior data sheets and CAS IGES files as well as the initial drafts of the exterior and interior designs for the Duesenberg EV. We expect the final design of the first Duesenberg EV to be released in mid to late 2023. Based on the initial drafts, we commenced negotiations with various manufacturers required to continue the development and manufacturing of the required components for the Duesenberg’s EV. Majority of current work is being outsourced to Hampshire Automotive Sdn Bhd (“Hampshire Automotive”), an entity related to the Company, who has already established necessary connections with suppliers and other manufacturers required for manufacturing of the Heritage Vehicles.

On May 21, 2021, we formed Duesenberg Heritage LLC. under the laws of the State of Nevada (“Duesenberg Heritage”). Duesenberg Heritage’s operations will be focused on reproducing very limited Duesenberg heritage vehicles, the Duesenberg Model J and Boat Tail series, which were originally manufactured in the 1920s and 1930s. The Company is currently in the initial stage of its prototype development and expects that the pre-production of the heritage vehicles from that era (as well as possibly converting them to electrical models) will commence during the Fiscal 2023.  The pre-production process is expected to be time consuming and will require highly specialized and skilled tradesman. In order to facilitate this, the management is actively looking to engage or hire qualified consultants, and for the ways to finance the process.

In order to support the development and future production of Duesenberg EV or New Energy Vehicles (“NEV”) as well as Duesenberg Heritage vehicles, we will require significant financing. During the year ended October 31, 2022, we closed two private placement financings (the “Financings”) by issuing a total of 11,113,152 shares of our common stock (the “Shares”) for gross proceeds of $1,567,184. The Shares were issued pursuant to the provisions of Regulation S of the United States Securities Act of 1933, as amended (the “Act”) to the persons who are not residents of the United States and are otherwise not “U.S. Persons” as that term is defined in Rule 902(k) of Regulation S of the Act. The funds we have raised in the above Financings are not sufficient to bring our Duesenberg EV and Duesenberg Heritage vehicle production plans to completion, and we will require additional funding. We cannot assure the reader that we will be successful in securing the further funding as required.

Business of Duesenberg Technologies Inc.

We continue to expand and evolve our corporate strategy. During the year ended October 31, 2021, we made another shift to integrate our SMART Systems with development of Duesenberg EV and NEV, and Duesenberg Heritage vehicles, capitalizing on our rights to the use of the Duesenberg brand. Since the acquisition of the Vgrab Technology in 2015, the Company has been in the business of advanced information technology. We believe the integration of our SMART Systems with NEV industry will allow the Company to open a new frontier in advancing its technology.

Alongside with venturing into Duesenberg NEV and Duesenberg Heritage vehicle development, we continue working on the development of our SMART Systems and Vending Machines. Since the early months of 2020 the retail and consumer markets have been largely affected by the COVID-19 pandemic; majority of our potential clients for the SMART Systems and the Vending Machines have decided to postpone any purchases or joint ventures until such time that the global economy starts to recover. The Company decided to use the global situation brought on by COVID-19 pandemic as an opportunity to pivot, realign, and improve its SMART Systems based on the current and future expected market trends.

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

With the development of Duesenberg EV and redevelopment of Duesenberg Heritage vehicles for the use with electric platform, the Company will be involved in the NEV technology revolution and is determined to redefine the primal relationship between vehicle and a driver, which has been trending in the last decade. Duesenberg’s future EV technologies will be incorporated in nearly every component of Duesenberg’s vehicles, from dashboard panels and passenger zones to the engine configuration, braking systems, headlights and tires, without minimizing attention to building comfortable and luxurious interiors for all of the individual handcrafted vehicles.

The Company’s goal is to become climate-neutral across our full value chain, in line with the goals of the Paris Agreement, a legally binding international treaty on climate change, which was adopted by 196 Parties at the twenty-first session of the Conference of the Parties (“COP 21”) in Paris, on December 12, 2015, and entered into force on November 4, 20161. We are committed to energy resiliency through Duesenberg’s Vehicle Development in Energy

1 https://unfccc.int/process-and-meetings/the-paris-agreement/the-paris-agreement

Transition Goal2. The Paris Agreement identified an immediate and urgent need to reduce greenhouse gas (GHG) emissions to help mitigate the effects of climate change, through reduction of energy use, and improvement of air quality.

Our Strategy and Distribution

Our marketing strategy will be based mainly on ensuring Duesenberg’s NEV and Duesenberg Heritage vehicles, associated products, and Duesenberg brand are recognizable and trusted. We plan on achieving this goal through ensuring the adequate and timely information coupled with excellent service targeted towards our clients. Duesenberg brand is a well-known heritage brand and is highly respected in the automotive industry; we intend to uphold the standards set by its founders with our Duesenberg EV, Heritage vehicles, and products based on our SMART Technologies.

We anticipate that initial target users of Duesenberg NEV as well as Duesenberg Heritage vehicles would consist of high net-worth individuals or car collectors. While in development of the prototype Duesenberg EV, we are planning to manufacture a limited-edition Duesenberg EV and Heritage vehicle packages to market to potential high net-worth individuals as Founder’s Series.

The conceptual design of our electric vehicle does not have many of the legacy issues of current car manufacturers which allows Duesenberg EV and Heritage vehicles’ body, construction, and powertrain infrastructure to be implemented in a far more cost-effective way than the existing car industry with more advanced use of latest advanced vehicle composites and advanced vehicle body frame techniques than traditional manufacturing allows.

In order to achieve our goals and commence the manufacturing of the Founder’s Series vehicles, we will require substantial financing to secure various vendors, consultants, designers, manufacturers, and so on. There is no assurance that the Company will be able to secure the necessary financing to finalize the design and commence manufacturing of the Duesenberg EV and Heritage vehicles, nor is there any assurance that the scheduled milestones will be attained as envisioned in our current plan of development.

Competition

The next generation of luxury automotive manufacturers are focusing on autonomous vehicles, connected vehicles, electric vehicles, and shared mobility trends. Automakers in the space of luxury electric vehicles are becoming more flexible, incorporating advanced technological and technical innovations.

Duesenberg is planning to enter the United States market as the only Ultra-Premium electrical vehicle. The Company will be required to compete with other non-electric Ultra-Premium combustion vehicles (for example Bentley, Rolls Royce, Mercedes-Maybach, etc.) as well as non-ultra-premium electrical vehicles (for example Tesla).

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

Patents and Trademarks

On June 25, 2018, the Company, through VGrab International Limited, its subsidiary, which has since been dissolved, acquired the rights from Brightcliff Ltd. and Hampshire Motors Group Ltd. for the use and development of its products under the brand of Duesenberg. The rights to use the Duesenberg brand expire on June 24, 2038.

Our former VGrab name has also been trademarked under the registration certificate no 2014002852. The registration gives us non-exclusive right to use a letter “V”. The trademark is valid until March 14, 2024.

Dependence on Major Customers

As at the date of this Annual Report on Form 10-K we provide our services to Duesey Coffee and Chocolates Sdn Bhd (“Duesey Coffee”) on a month-to-month basis. Mr. Lim Hun Beng, our CEO and President, is a 50% shareholder of Duesey Coffee. Duesey Coffee agreed to a monthly fee of 10,000 Malaysian Ringgit (approximately USD$2,450), however, due to complexity of current markets, Duesey Coffee is not able to pay us for the services, therefore as of July 31, 2022, we stopped recognizing revenue from Duesey Coffee, and we wrote off receivable from Duesey Coffee to bad debts.

During the year ended October 31, 2022, we also provided our services to Duesey Coffee in P.R. China, managed by Shanghai Duesenberg Marketing Planning Co Ltd, for whom we developed certain WeChat Online products. However this customer went out of business in early February of 2023, due to COVID-19.

In August of 2021, our Duesenberg platform, based on Duesenberg SMART Systems, started generating revenue from our online store, which allows us to sell third-party-products. As of the date of this Annual Report on Form 10-K we have signed contracts with two vendors, however, due to slow-down in the global economy we were unable to expand this business segment and did not generate any revenue during the year ended October 31, 2022.

In addition to the customers mentioned above, on June 25, 2018, our former wholly-owned subsidiary, VGrab International Ltd., which has been dissolved during our Fiscal 2021, entered into a cooperation agreement on a profit-sharing basis (the “Agreement”) with Hampshire Motor Group (China) Ltd. (“HMGC”), a related corporation, for the development and marketing of Duesenberg brand (the “Brand”) licensed to HMGC by the original Duesenberg trademark owner. In February 2021, VGrab International Ltd assigned the cooperation agreement to Duesenberg Evolution. All terms and conditions of the cooperation agreement remain unchanged.

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

Research and Development

During the fiscal year ended October 31, 2022, we incurred $1,000,209 (2021 - $848,291) on our research and development efforts on the Duesenberg’s vehicle design, Computer Aided Drawings (CAD) and development of the prototype vehicle.

Number of Total Employees and Number of Full Time Employees

As at the date of this Annual Report on Form 10-K our subsidiary, Duesenberg Malaysia, has 8 employees. Mr. Lim, our CEO and President, and Mr. Liong, our CFO, Corporate Secretary and the Treasurer, are on payroll of Duesenberg

Evolution. Duesenberg Nevada employs Mr. Norman as Chief Strategy Officer while our parent Company and Duesenberg Heritage had no employees during its Fiscal 2021 and 2022 years, and relied on the services of third-party consultants to support the operations.

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

Our ability to achieve and maintain profitability and positive cash flow from our operations is dependent upon: (i) our ability to successfully market our Duesenberg EV and Heritage vehicles to potential customers, (ii) our ability to obtain and retain customers, (iii) attract and retain merchants who wish to offer deals through our Duesenberg Applications and who will use our SMART Systems, (iv) react to challenges from existing and new competitors; and (v) increase the awareness of our brands domestically and internationally.

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

As of the date of the filing of this Annual Report on Form 10-K we are in a development stage of our operations and have incurred net losses since our inception. We have yet to attain profitable operations and are dependent upon obtaining adequate financing to carry out our business activities. The success of our business operations will depend upon our ability to obtain further financing to complete our planned development and marketing programs and to attain profitable operations. Companies in development stage of their operations often encounter difficulties in generating revenue from services or from selling their products, and the risk of failure of these companies is high. If we are not able to complete our strategy and successfully develop and market our Duesenberg applications, SMART Systems, as well as Duesenberg EV and Heritage vehicles, we will not be able to attain sustainable profitable operations, resulting in failure of our business.

We have significant risks of failure associated with our business expansion into electric vehicles. There is uncertainty regarding our ability to execute prospective business plans as a result of our inexperience in developing and mass-producing electric vehicles. As a result, we will depend on certain key personnel and may not be able to retain and attract qualified personnel. We run risks associated with developments in alternative technologies or improvements in the internal combustion engine. There is also a risk that our conceptual vehicles will fail to perform as expected.

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

Because our largest shareholder, Lim Hun Beng, who is also our CEO and director beneficially controls 55.56% of our outstanding common stock, investors may find that corporate decisions influenced by Hampshire Group and Mr. Lim are inconsistent with the best interests of other stockholders.

Mr. Lim Hun Beng, or CEO and director directly controls 13.19% of our common stock, Hampshire Capital Limited controls 32.53%, Hampshire Motors Group Ltd. controls 2.26%, and Hampshire Brands (PTE) Ltd. controls 7.57% of the issued and outstanding shares of our common stock. Mr. Lim Hun Beng is director and major shareholder of Hampshire Capital, Hampshire Motors, and Hampshire Brands (together referred here as “Hampshire Group”) and, accordingly, beneficially controls 55.56% or our common stock. In accordance with our Articles of Incorporation and Bylaws, Hampshire Group is able to control who is elected to our board of directors and thus could act, or could have the power to act, as our management.

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

If our competitors are more successful than we are in developing compelling products, manufacturing vehicles, or in attracting and retaining customers, our potential for generating revenues and growth could decline.

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

We have a limited number of products.

Our EV and Heritage vehicles are still in a concept phase, and we will not be able to generate revenue from them for an extended period of time. Therefore our business is reliant on the marketing and sale of our Duesenberg Applications, and Duesenberg SMART Systems.  If these products do not achieve sufficient market acceptance, it will be difficult for us to achieve consistent profitability.

If our software is defective, it will adversely affect our business.

Our Duesenberg Applications, Duesenberg Platform, and SMART Systems may contain undetected errors, defects or bugs. Although we have not suffered significant harm from any errors, defects or bugs to date, we may discover significant errors, defects or bugs in the future that we may not be able to correct or correct in a timely manner.

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

We have achieved limited brand awareness with respect to our Duesenberg Applications, Duesenberg Platform., and SMART Systems. There is no assurance that we will be able to achieve brand awareness. In addition, we must develop a successful market for our products in order to complete sales. If we are not able to develop successful markets for our products, then such failure will have a material adverse effect on our business, financial condition and operating results.

We sometimes hold a significant portion of our cash in Malaysian Ringgit, which could weaken our purchasing power in other currencies and limit our ability to conduct our development programs.

Currency fluctuations could affect the costs of our operations and affect our operating results and cash flows.  The appreciation of Canadian dollar, U.S. dollar, and Hong Kong dollar against Malaysian Ringgit can increase the costs of our operations.

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

Our shares of common stock are listed on OTC Markets inter-dealer quotation system, which does not have director independence requirements. For the purpose of determining director independence, we have adopted the independence requirements of Canadian National Instrument 52-110 - Audit Committees (“NI 52-110”) as we are an OTC reporting issuer in the province of British Columbia. NI 52-110 recommends that the Board of Directors of a public company be constituted with a majority of individuals who qualify as “independent” directors. An “independent” director is a director who has no direct or indirect material relationship with us. A material relationship is a relationship, which could, in the view of the Board of Directors, reasonably interfere with the exercise of a director’s independent judgment. Four of our current five directors cannot be considered independent. Mr. Ong, See-Ming and Mr. Jürgen Barth are not independent directors due to their share position in the Company. Mr. Lim, Hun Beng is not an independent director because, aside from being our CEO and President, he also beneficially holds 55.56% of our issued and outstanding shares of common stock. Mr. Liong, Fook Weng is not an independent director because of his current position as CFO and Secretary of the Company, as well as the share position in the Company.

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

Registered and records offices of our subsidiaries are as follows:

•Duesenberg Inc. and Duesenberg Heritage LLC registered and records office is located at 401 Ryland St STE 200-A, Reno, NV 89502, USA.

•Duesenberg Technologies Malaysia’s registered and records office is located at Level 33A, Menara 1MK, Kompleks 1 Mont Kiara N0.1 Jalan Kiara, Mont Kiara, 50480 Kuala Lumpur, Malaysia.

•Duesenberg Technologies Evolution’s registered and records office is located at Room 2401, 24/Fl., CC Wu Building, 302-308 Hennessy Road, Wanchai, Hong Kong.

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

Table 1: High and low bids

Fiscal quarters ended:	High	Low
October 31, 2022	$0.18	$0.15
July 31, 2022	$0.16	$0.12
April 30, 2022	$0.18	$0.05
January 31, 2022	$0.32	$0.05
October 31, 2021	$0.36	$0.18
July 31, 2021	$0.6801	$0.36
April 30, 2021	$1.63	$0.70
January 31, 2021	$1.70	$0.4101

Holders

As of February 17, 2023, we had 77 shareholders of record according to a shareholders’ list provided by our transfer agent. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name. Our transfer agent is Empire Stock Transfer with an address at 1859 Whitney Mesa Dr. Henderson, Nevada, 89014 and their phone number is 702-818-5898.

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

•The Company issued 120,000 Shares to Mr. Chee and 120,000 Shares to Mr. Barth. The Shares were issued in recognition of the services provided to the Company by Mr. Chee and Mr. Barth; and

•The Company issued 150,000 Shares for services provided.

Above Shares were issued pursuant to the provisions of Regulation S of the United States Securities Act of 1933, as amended (the “Act”) to the persons who certified they were not residents of the United States and were otherwise not “U.S. Persons” as that term is defined in Rule 902(k) of Regulation S of the Act.

On May 11, 2022, the Company issued 350,000 Shares pursuant to a debt settlement agreement. The Shares were issued pursuant to the provisions of Rule 506(b) of Regulation D of the Act, as the debt holder confirmed its qualification as “accredited investor” as that term is defined under Regulation D of the Act.

On July 28, 2022, the Company closed a private placement financing by issuing 2,142,857 Shares for gross proceeds of $289,791. These Shares were issued pursuant to the provisions of Regulation S of the Act to the persons who certified they were not residents of the United States and were otherwise not “U.S. Persons” as that term is defined in Rule 902(k) of Regulation S of the Act.

On October 13, 2022, the Company closed a private placement financing by issuing 6,458,333 Shares for gross proceeds of $775,000. The Shares were issued to Mr. Lim Hun Beng, the Company’s CEO, President and director, and pursuant to the provisions of Regulation S of the Act, as Mr. Lim confirmed that he is not resident of the United States and is otherwise not a “U.S. Person” as that term is defined in Rule 902(k) of Regulation S of the Act.

On October 18, 2022, the Company issued 312,500 Shares pursuant to a debt settlement agreement. These Shares were issued pursuant to the provisions of Regulation S of the Act to the persons who certified they were not residents of the United States and were otherwise not “U.S. Persons” as that term is defined in Rule 902(k) of Regulation S of the Act.

On December 12, 2022, the Company issued 2,415,222 Shares pursuant to settlement agreement with Mr. Brendan Norman, the Company’s Chief Strategy Officer, who agreed to settle a total of $265,674 the Company owed him, 48,751 Shares to a debt holder, who agreed to convert $5,363 the Company owed to him under the note payable, and further 235,490 Shares to a debt holder, who agreed to convert $25,904 the Company owed to it under the notes payable. The shares were issued pursuant to the provisions of Regulation S of the Act based on the representations received from the debt holders that they were not residents of the United States and were otherwise not “U.S. Persons” as that term is defined in Rule 902(k) of Regulation S of the Act.

On February 17, 2023, the Company closed a private placement financing by issuing 333,333 Shares for gross proceeds of $50,000. The Shares were issued to Mr. Brendan Norman, the Company’s Chief Strategy Officer, pursuant to the provisions of Regulation S of the Act, as Mr. Norman confirmed that he is not resident of the United States and is otherwise not a “U.S. Person” as that term is defined in Rule 902(k) of Regulation S of the Act.

ITEM 6: SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary of financial condition

Table 2: Comparison of financial condition

	October 31, 2022	October 31, 2021
Working capital deficit	$(1,090,400)	$(963,891)
Current assets	$286,892	$39,069
Total liabilities	$1,377,292	$1,002,960
Common stock and additional paid-in capital	$10,317,857	$8,469,145
Deficit	$(11,314,321)	$(9,457,922)
Accumulated other comprehensive income	$(93,419)	$26,838

Results of operations

YEARS ENDED OCTOBER 31, 2022 AND 2021

Our operating results for the years ended October 31, 2022 and 2021 and the changes in our operating results between them are summarized in the Table 3 below.

Table 3: Summary

	Year ended October 31,		Percentage increase /
	2022	2021	(decrease)
Revenue net of cost of goods sold	$26,061	$41,459	(37)%
Operating expenses	(1,950,189)	(1,737,885)	12%
Foreign exchange	102,030	(658)	(15,606)%
Interest expense	(6,301)	(10,758)	(41)%
Loss on debt settlement	(28,000)	-	n/a
Net loss	(1,856,399)	(1,707,842)	9%
Translation to reporting currency	(120,257)	(31,991)	276%
Comprehensive loss	$(1,976,656)	$(1,739,833)	14%

Revenue

During the year ended October 31, 2022, we generated $20,061 in revenue from our SMART Systems software licensing and maintenance of the applications required to run SMART Systems (2021 - $29,094). Our first customer is Duesey Coffee and Chocolates Sdn Bhd (“Duesey Coffee”), of which Mr. Lim is a 50% shareholder. In addition, we generated $6,000 (2021 - $12,028)  from WeChat Online product, which was developed specifically for Duesey Coffee in P.R. China, which is managed by Shanghai Duesenberg Marketing Planning Co Ltd, our second customer. Due to market uncertainty associated with COVID-19, during the year ended October 31, 2020, we agreed to bill our customers set monthly fees for these services without entering into any termed contracts, we also agreed to give our customers extended time to pay the amounts due. Duesey Coffee agreed to a monthly fee of 10,000 Malaysian Ringgit (approximately USD$2,450), Shanghai Duesenberg Marketing Planning Co Ltd. agreed to a monthly fee of USD$1,000. Due to complicated market conditions, we determined that we will not be able to realize revenues from our customers, and therefore we stopped recording revenue from Shanghai Duesenberg Marketing Planning Co Ltd  as of April 30, 2022, and from Duesey Coffee as of July 31, 2022.

Subsequent to October 31, 2022, Shanghai Duesenberg Marketing Planning Co Ltd. notified us of their inability to pay the balance of the amount owed to us as their company was unable to restart their normal operations after the COVID-19-related restrictions were lifted. We were also unable to collect all amounts that are receivable from Duesey Coffee. Therefore as at October 31, 2022, we wrote off total receivable from both our customers, which resulted in a bad debts expenses totaling $38,305.

In August of 2021, our Duesenberg platform started generating revenue from our online store, which at the moment allows us to sell third-party-products. Our customers are vendors who wish to sell their merchandise on our platform. During the year ended October 31, 2021, we generated $455, in gross revenue from online sales, and paid $118 to our payment gateway provider for the services. This revenue did not exist during the year ended October 31, 2022.

Operating Expenses

Our operating expenses for the years ended October 31, 2022 and 2021 consisted of the following:

Table 4: Changes in operating expenses

	Year ended October 31,		Percentage increase /
	2022	2021	(decrease)
Operating expenses:
Accounting	$47,602	$29,237	63%
Amortization	1,299	990	31%
Bad debts	38,305	-	n/a
General and administrative expenses	153,858	250,134	(38)%
Management fees	114,400	24,000	377%
Professional fees	17,431	32,610	(47)%
Regulatory and filing	30,010	33,391	(10)%
Salaries and wages	526,359	510,621	3%
Research and development costs	1,000,209	848,291	18%
Travel and entertainment	20,716	8,611	141%
Total operating expenses	$1,950,189	$1,737,885	12%

Our operating expenses increased by $212,304 or 12% from $1,737,885 for the year ended October 31, 2021, to $1,950,189 for the year ended October 31, 2022. The most significant change in our operating expenses was associated with $1,000,209 in research and development costs which consisted of fees for digitization of the CAD (“Computer Aided Design”) drawings to create two-dimensional (“2-D”) and three-dimensional (“3-D”) models of the vehicle, required to improve the quality of design, provide communications through documentation, and to create a database for future manufacturing of the vehicles including the blueprints of Duesenberg Heritage vehicles, which we commissioned from Hampshire Automotive Sdn Bhd. (“Hampshire Automotive”); during the year ended October 31, 2021, our research and development costs were $848,291. Our salaries and wages increased by $15,738 from $510,621 we incurred during the year ended October 31, 2021, to $526,359 we incurred during the year ended October 31, 2022, the increase was mainly associated with an addition of one more employee to Duesenberg Malaysia. Other notable expenses included $114,400 in management fees, an increase of $90,400, as compared to $24,000 we incurred during the year ended October 31, 2021, the increase was associated with increased board of directors during the current year, and our decision to issue bonuses to our directors, who were on the board of the Company during the year ended October 31, 2021, but were not paid monthly directors’ fees; $47,602 in accounting fees, an increase of $18,365 as compared to $29,237 we incurred during the year ended October 31, 2021, and were associated with expansion of our operating activities and increased complexity of accounting and audit procedures. In addition, our travel and entertainment expenses, increased by $12,105 to $20,716 for the year ended October 31, 2022, as compared to $8,611 we incurred during the comparative period in our fiscal 2021 year, this increase was associated with increased travel due to elimination of COVID-19 travel restrictions imposed by various federal governments. In addition, our amortization expense increased by $309 for the year ended October 31, 2022, to $1,299.

The above increases were in part offset by $17,431 in professional fees, which decreased by $15,179 from $32,610 we incurred during the year ended October 31, 2021, and $30,010 in regulatory fees, a decrease of $3,381 as compared to $33,391 we incurred during the year ended October 31, 2021. In addition, our general and administrative expenses (“G&A Expenses”) decreased by $96,276 to $153,858 for the year ended October 31, 2022, as compared to $250,134 we incurred during the year ended October 31, 2021, with largest change being $149,491 decrease in corporate communication fees, which, for the year ended October 31, 2022, were $45,782, however, this decrease was offset by $53,062 in consulting fees we incurred during the same period, the expense we did not have during the comparative period.

Other Items

During the year ended October 31, 2022, we recorded $6,301 (2021 - $10,758) in interest expense, of which $514 (2021 - $5,435) was associated with the interest we accrued on the notes payable we issued to our major shareholder, and $5,787 (2021 - $5,309) was accrued on the third-party notes payable; we also recorded $102,030 in realized foreign exchange gain (2021 - $658 loss) associated with the fluctuation in foreign exchange rates between the US, Canadian, Malaysian, and Hong Kong currencies.

During the year ended October 31, 2022, we recognized a $28,000 loss on debt settlements with two vendors who agreed to settle our debt to them in shares (2021 - $Nil).

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

Based upon our current plans, we expect to incur operating losses in future periods. At October 31, 2022, we had a working capital deficit of $1,090,400 and accumulated losses of $11,314,321 since inception. These factors raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we will be able to generate significant revenues in the future. The consolidated financial statements included with this Annual Report on Form 10-K do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern. Therefore, we may be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

INTERNAL AND EXTERNAL SOURCES OF LIQUIDITY

Table 5: Working Capital

	At October 31, 2022	At October 31, 2021
Current assets	$286,892	$39,069
Current liabilities	(1,377,292)	(1,002,960)
Working capital deficit	$(1,090,400)	$(963,891)

During the year ended October 31, 2022, our working capital deficit increased by $126,509, from $963,891 at October 31, 2021, to $1,090,400 at October 31, 2022. The increase in working capital deficit was primarily related to increased amounts due to related parties of $695,755, as compared to $273,869 we owed to related parties at October 31, 2021, representing an increase of $421,886, which were in part offset by a $245,568 increase in cash, which at October 31, 2022, was $253,002, as compared to $7,434 at October 31, 2021.

Table 6: Cash Flows

	At October 31, 2022	At October 31, 2021
Net cash used in operating activities	$(1,398,469)	$(788,995)
Net cash used in investing activities	-	(2,760)
Net cash provided by financing activities	1,678,855	787,445
Effect of exchange rate changes on cash	(34,818)	29
Net increase/(decrease) in cash	$245,568	$(4,281)

Net cash used in operating activities.

During the year ended October 31, 2022, we used $1,398,469 to support our operating activities. This cash was used to cover our cash operating expenses of $1,849,064, which were determined as net loss the Company recognized for the year ended October 31, 2022, being $1,856,399, adjusted for the non-cash transactions included in the net loss, which for the year ended October 31, 2022, totaled $7,335; to increase our receivables by $13,007, and to increase our prepaid expenses by $28,929. These uses of cash were offset by increases in our accounts payable and accrued liabilities of $43,111, an increase to accrued salaries payable to our management team of $350,769, and an increase to amounts due to our related parties of $98,651.

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

Non-cash operating activities.

During the year ended October 31, 2022, we recorded $514 in interest on the note payable we issued to Mr. Lim, and $5,787 in interest owed to third-party lenders under notes payable. We recorded $1,299 in amortization of our office equipment and $110,970 gain on foreign exchange fluctuation between the US, Canadian, Malaysian, and Hong Kong currencies. In addition, we recognized $44,400 on grant of 240,000 Shares to Mr. Chee Wai Hong and to Mr. Barth (120,000 each), which were recorded as part of management fees, and recorded $28,000 loss on debt settlement with our vendors.

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

Net cash used in investing activities.

We did not have any investing activities in our Fiscal 2022 year.

During the year ended October 31, 2021, we used $2,760 to acquire computers and other office equipment.

Net cash provided by financing activities.

During the year ended October 31, 2022, we received $111,671 under a loan agreement with Mr. Joe Lim. The loan bears interest at 4% per annum, is unsecured and payable on demand. During the year ended October 31, 2022, we received $1,567,184 in proceeds from two separate private placement financings by issuing a total of 11,113,152 shares of our common stock.

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

As of October 31, 2022, we had cash on hand of $253,002 and working capital deficit of $1,090,400, which raises substantial doubt about our continuation as a going concern. During the year ended October 31, 2022, we closed two private placement financings for net proceeds of $1,567,184, however, these funds will not be sufficient to complete our current business plans, and we will require additional financing.

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

Contingencies and Commitments

We had no contingencies at October 31, 2022.

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

Our significant accounting policies are disclosed in the notes to the audited consolidated financial statements for the year ended October 31, 2022. The following accounting policies have been determined by our management to be the most important to the portrayal of our financial condition and results of operation:

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

At October 31, 2022, we had $21,637 in cash on deposit with a large chartered Canadian bank, $230,728 in cash on deposits with a bank in Malaysia, and $637 in cash on deposits with a bank in Hong Kong. As part of our cash management process, we perform periodic evaluations of the relative credit standing of these financial institutions.  We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Duesenberg Technologies Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Duesenberg Technologies Inc. (the “Company”) as of October 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ deficit, and cash flows, for the years then ended, and the related notes  (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, The Company has generated minimal operating revenues to date, and has accumulated losses of $11,314,321 since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in this regard are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Critical Audit Matter	How the Matter was Addressed in the Audit

Revenue Recognition

Refer to Note 2 of the financial statements.

The Company recognizes revenue from customer contracts based on the amount of consideration that is expected to be received by the Company for providing goods or services under a contract with a customer, which is initially estimated with pricing specified in the contract and adjusted primarily for sales returns, discounts and other credits at contract inception then updated each reporting period, and excludes any sales incentives and amounts collected on behalf of third parties. The Company recognizes revenue when persuasive evidence of a contract with a customer exists and a performance obligation is identified and satisfied as the customer obtains control of the goods or services.

The Company determined that there was a significant decrease in the probability of collection from its customers at various points of time during the year and as a result halted the recognition of revenue under the respective contract. The estimate was based on historical experience, anticipated future performance, and market conditions.

A significant change in the estimate and judgements on the collectability of future sales could have affected the recognition of revenues.

The Company regularly reviewed and updated its estimates.

Given the judgment and estimates necessary to determine the collectability of revenues under the contracts, auditing such estimates required increased audit effort due to the subjective nature of the judgements and estimates as well as a high degree of auditor judgment when performing audit procedures and evaluating the results of those procedures.

Our audit procedures relating to the recognition of revenue included the following:

•We obtained managements assessment of revenue recognition for the contracts in place for the year ended October 31, 2022

•We assessed the terms in the customer contract and evaluated the appropriateness of managements’ application of their accounting policies, along with their use of estimates and judgements in the determined of the revenue recognition conclusions

•We inspected the revenue contracts as well as the facts and circumstances of the transactions under the contacts

•We obtained a confirmation of a sample revenues recognized

/s/ DMCL

DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED PROFESSIONAL ACCOUNTANTS

We have served as the Company’s auditor since 2010

Vancouver, Canada (PCAOB ID 1173)

February 17, 2023

DUESENBERG TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	October 31, 2022	October 31, 2021

ASSETS

Current assets
Cash	$253,002	$7,434
Receivables	1,182	26,601
Prepaids	32,708	5,034
Total current assets	286,892	39,069

Equipment	517	1,952
Total assets	$287,409	$41,021

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$547,483	$576,881
Accrued liabilities	28,770	45,318
Due to related parties	695,755	273,869
Notes payable	105,284	106,892
Total liabilities	1,377,292	1,002,960

Stockholders’ deficit
Common stock, no par value, unlimited number authorized, 58,444,835 and 45,616,043 issued and outstanding at October 31, 2022 and 2021, respectively	10,419,029	8,503,314
Additional paid-in capital	(101,172)	(111,119)
Obligation to issue shares	-	76,950
Accumulated other comprehensive income/(loss)	(93,419)	26,838
Deficit	(11,314,321)	(9,457,922)
Total stockholders’ deficit	(1,089,883)	(961,939)
Total liabilities and stockholders’ deficit	$287,409	$41,021

The accompanying notes are an integral part of these consolidated financial statements.

DUESENBERG TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

	Year Ended October 31,
	2022	2021

Revenue	$26,061	$41,577
Cost of goods sold	-	118
Gross margin	26,061	41,459

Operating expenses
Accounting	47,602	29,237
Amortization	1,299	990
Bad debts	38,305	-
General and administrative expenses	153,858	250,134
Management fees	114,400	24,000
Professional fees	17,430	32,610
Regulatory and filing	30,011	33,391
Research and development costs	1,000,209	848,291
Salaries and wages	526,359	510,621
Travel and entertainment	20,716	8,611
	(1,950,189)	(1,737,885)
Other items
Foreign exchange	102,030	(658)
Interest expense	(6,301)	(10,758)
Loss on debt settlement	(28,000)	-
Net loss	(1,856,399)	(1,707,842)

Translation to reporting currency	(120,257)	(31,991)
Comprehensive loss	$(1,976,656)	$(1,739,833)

Loss per share - basic and diluted	$(0.04)	$(0.04)

Weighted average number of shares outstanding:	49,101,370	44,795,476

The accompanying notes are an integral part of these consolidated financial statements.

DUESENBERG TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(EXPRESSED IN US DOLLARS)

	Common Stock
	Shares	Amount	Obligation to Issue Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit	Total

Balance at October 31, 2020	43,892,801	$7,171,032	$-	$19,399	$58,829	$(7,750,080)	$(500,820)

Common shares issued for private placements	833,333	673,000	-	-	-	-	673,000
Share issuance costs	-	(9,705)	-	-	-	-	(9,705)
Common shares issued for debt	889,909	668,987	-	(131,276)	-	-	537,711
Common shares to be issued for services	-	-	76,950	-	-	-	76,950
Debt forgiven by shareholders	-	-	-	758	-	-	758
Translation to reporting currency	-	-	-	-	(31,991)	-	(31,991)
Net loss	-	-	-	-	-	(1,707,842)	(1,707,842)
Balance at October 31, 2021	45,616,043	8,503,314	76,950	(111,119)	26,838	(9,457,922)	(961,939)

Common shares issued for private placements	11,113,152	1,567,184	-	-	-	-	1,567,184
Common shares issued for debt	1,325,640	227,181	-	9,947	-	-	237,128
Common shares issued for services	390,000	121,350	(76,950)	-	-	-	44,400
Translation to reporting currency	-	-	-	-	(120,257)	-	(120,257)
Net loss	-	-	-	-	-	(1,856,399)	(1,856,399)
Balance at October 31, 2022	58,444,835	$10,419,029	$-	$(101,172)	$(93,419)	$(11,314,321)	$(1,089,883)

The accompanying notes are an integral part of these consolidated financial statements.

DUESENBERG TECHNOLOGIES INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

	Year Ended October 31,
	2022	2021
Cash flow used in in operating activities
Net loss	$(1,856,399)	$(1,707,842)
Adjustments to reconcile net loss to net cash used in operating activities
Accrued interest on related party notes	514	5,435
Accrued interest on notes payable	5,787	5,309
Amortization	1,299	990
Bad debts	38,305	-
General and administrative expenses, non-cash	-	76,950
Management fees, non-cash	44,400	-
Loss on debt settlement	28,000	-
Foreign exchange	(110,970)	(25,849)
Changes in operating assets and liabilities
Receivables	(13,007)	(22,749)
Prepaids	(28,929)	689
Accounts payable and accrued liabilities	43,111	533,503
Due to related parties	98,651	50,125
Accrued salaries due to related parties	350,769	294,444
Net cash used in operating activities	(1,398,469)	(788,995)

Cash flows used in investing activities
Purchase of equipment	-	(2,760)
Net cash used in investing activities	-	(2,760)

Cash flows provided by financing activities
Common shares issued for private placements	1,567,184	673,000
Share issuance costs	-	(9,705)
Loans payable to related party	111,671	95,150
Notes payable	-	29,000
Net cash provided by financing activities	1,678,855	787,445

Effect of exchange rate changes on cash	(34,818)	29

Net increase/(decrease) in cash	245,568	(4,281)
Cash, beginning	7,434	11,715
Cash, ending	$253,002	$7,434

The accompanying notes are an integral part of these consolidated financial statements.

DUESENBERG TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2022

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

As of the date of these condensed consolidated financial statements, the Company has the following wholly owned subsidiaries:

Name	Incorporation	Incorporation Date
Duesenberg Malaysia Sdn Bhd.	Malaysia Companies Act 2016	May 17, 2018
Duesenberg Technologies Evolution Ltd	Companies Ordinance, Chapter 622 of the Laws of Hong Kong	February 18, 2019
Duesenberg Inc.	Nevada, USA	November 1, 2019
Duesenberg Heritage LLC	Nevada, USA	May 21, 2021

The Company’s consolidated financial statements are prepared on a going concern basis in accordance with US generally accepted accounting principles (“GAAP”) which contemplate the realization of assets and discharge of liabilities and commitments in the normal course of business. The Company has generated minimal operating revenues to date, and has accumulated losses of $11,314,321 since inception. The Company has funded its operations through the issuance of capital stock and debt. Management plans to raise additional funds through equity and/or debt financing. There is no certainty that further funding will be available as needed. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern. The Company’s ability to continue its operations as a going concern, realize the carrying value of its assets, and discharge its liabilities in the normal course of business is dependent upon its ability to raise new capital sufficient to fund its commitments and ongoing losses, and ultimately on generating profitable operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with US GAAP and are presented in United States dollars.

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain of the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. Significant areas of estimate include the fair value of share-based payments, collectability of accounts receivable, and the recoverability of deferred income tax assets. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Principles of Consolidation

The audited consolidated financial statements include the accounts of the Company and its subsidiaries. On consolidation, all intercompany balances and transactions are eliminated.

Revenue recognition

The Company’s revenues are derived from software application and website maintenance fees and are generally recognized when fees can be reasonably estimated and collectability is reasonably assured or earned in accordance with the terms of the license and maintenance fee agreements.

Revenue is measured based on the amount of consideration that is expected to be received by the Company for providing goods or services under a contract with a customer, which is initially estimated with pricing specified in the contract and adjusted primarily, discounts and other credits at contract inception then updated each reporting period, and excludes any sales incentives and amounts collected on behalf of third parties. The Company recognizes revenue when persuasive evidence of a contract with a customer exists and a performance obligation is identified and satisfied as the customer obtains control of the services. The Company recognizes revenue on a monthly basis in the month the services are provided.

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

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). There were no assets or liabilities measured at fair value on a nonrecurring basis during the years ended October 31, 2022 and 2021.

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

The functional currency of Duesenberg Nevada and Duesenberg Heritage is the United States dollar, Duesenberg Technologies Malaysia Sdn. Bhd.’s functional currency is Malaysian Ringgit, and Duesenberg Technologies Evolution Ltd’s functional currency is Hong Kong Dollar. Reporting currency for all subsidiaries is the United States dollar.

Foreign exchange gains and losses on the settlement of foreign currency transactions are included in foreign exchange expense. Except for translations of intercompany balances, all translations of monetary balances to the functional currency at the year-end exchange rate are included in foreign exchange expense. The translations of intercompany balances to the functional currency at the year-end exchange rate are included in other comprehensive income or loss.

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

The Company accounts for uncertainty in income taxes by applying a two-step method. First, it evaluates whether a tax position has met a more likely than not recognition threshold, and second, it measures that tax position to determine the amount of benefit, if any, to be recognized in the financial statements. The application of this method did not have a material effect on the Company’s consolidated financial statements.

Loss per Share

The Company presents both basic and diluted loss per share (“LPS”) on the face of the consolidated statements of operations. Basic LPS is computed by dividing net loss available to common shareholders by the weighted average number of shares outstanding during the year. Diluted LPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method. Diluted LPS excludes all dilutive potential shares if their effect is anti-dilutive. The Company did not have any dilutive instruments during the years ended October 31, 2022 and 2021.

Equipment

Equipment is stated at cost and is amortized over its estimated useful life on a straight-line basis over 2 years.

NOTE 3 - RELATED PARTY TRANSACTIONS

The following amounts were due to related parties as at:

	October 31,
	2022	2021
Due to the Chief Executive Officer (“CEO”) and Director of the Company(a)	$31,455	$22,808
Due to a company controlled by the CEO and Director of the Company(a)	82,477	61,094
Notes payable to the CEO and Director of the Company (b)	112,160	-
Due to the Chief Financial Officer (“CFO”) and Director of the Company(a)	148,481	83,940
Due to the Chief Strategy Officer (“CSO”) of the Company’s subsidiary(a)	250,675	75,448
Due to a Director of the Company(a)	24,000	30,000
Due to a Director of the Company(a)	24,000	-
Due to a Director of the Company(a)	6,000	-
Due to a former Director of the Company(a)	16,000	-
Due to a major shareholder for payments made on behalf of the Company(a)	507	579
Total due to related parties	$695,755	$273,869

(a) Amounts are unsecured, due on demand and bear no interest.

(b) Amounts are unsecured, due on demand and bear interest at 4%.

During the year ended October 31, 2022, the Company incurred $119,810 (2021 - $120,260) in wages and salaries to Mr. Lim Hun Beng, the Company’s CEO, President, and director. In addition, the Company incurred $60,351 (2021 - $28,972) in reimbursable expenses with Mr. Lim. During the same period Mr. Lim advanced the Company $20,550 in the form of vendor payments made by him on behalf of the Company, and $111,671 in exchange for a note payable that accumulates interest at 4% per annum and is payable on demand. On February 24, 2022, Mr. Lim agreed to convert $102,628 the Company owed him into 513,140 shares of the Company’s Common stock at $0.19 per share. Lastly, during the year ended October 31, 2022, Mr. Lim entered into a share subscription agreement to acquire 6,458,333 shares of the Company at $0.12 per share for total proceeds of $775,000; these shares were issued on October 13, 2022 (Note 6). During the year ended October 31, 2021, Mr. Lim agreed to convert a total of $77,103 into 102,804 shares of the Company’s common stock at $0.75 per share (Note 6). In addition, during the year ended October 31, 2021, the Company advanced a total of $162,239 to Mr. Lim as prepayment of his future services, which were applied towards the balance the Company owed to Mr. Lim as at October 31, 2021, on account of accrued salary and reimbursable expenses.

During the year ended October 31, 2022, the Company incurred $95,848 (2021 - $96,208) in wages and salaries to Mr. Liong Fook Weng, the Company’s CFO and director. In addition, the Company incurred $18,163 (2021 - $4,222) in reimbursable expenses with Mr. Liong.

During the year ended October 31, 2022, the Company incurred a total of $70,000 in management/director fees to its directors, Mr. Ong See-Ming, Mr. Barth, Mr. Bok, and Mr. Hong (who stepped down from his position as director of the Company on July 6, 2022. The Company reimburses its directors, who do not hold any additional management positions, for their services at $2,000 per month. During the comparative year ended October 31, 2021, the Company incurred $24,000 in management/director fees with its director, Mr. Ong See-Ming.

On February 24, 2022, the Company’s board of directors resolved to grant to Mr. Hong and to Mr. Barth, each, 120,000 shares of its Common stock, valued at $22,200. The value of these shares was recorded as part of management fees. On the same day, Mr. Ong See-Ming agreed to convert $30,000 the Company owed him on account of management fees into 150,000 shares of the Company’s Common stock, the Company recognized $2,250 in gain on conversion, which was recorded as part of additional paid-in capital. The Company did not have similar transactions during the year ended October 31, 2021.

During the year ended October 31, 2022, the Company incurred $180,000 (2021 - $142,500) in management fees to its CSO, Mr. Norman. Subsequent to October 31, 2022, Mr. Norman agreed to convert $265,674 the Company owed to him on account of the unpaid management fees into 2,415,222 shares of the Company at $0.11 per share. These shares were issued on December 28, 2022 (Note 9).

During the year ended October 31, 2022, the Company recognized $20,061 in revenue from licensing and maintenance of its SMART Systems applications to a company of which Mr. Lim is a 50% shareholder (2021 - $29,094). During the year ended October 31, 2022, the Company wrote off $25,779 (2021 - $Nil) in receivables to bad debts, as the likelihood of collecting the outstanding balance was determined to be uncertain.

During the year ended October 31, 2022, the Company incurred $1,000,209 (2021 - $231,325) to Hampshire Automotive Sdn Bhd. (“Hampshire Automotive”) a private company of which Mr. Joe Lim is a 33% shareholder, for engineering and drafting of the Duesenberg Heritage vehicles, which fees were recorded as part of research and development fees.

During the year ended October 31, 2021, the Company received $95,150 in exchange for the notes payable to Hampshire Avenue SDN BHD (“Hampshire Avenue”). The loans bore interest at 4% per annum, were unsecured and payable on demand. During the second quarter of the Company’s Fiscal 2021, Hampshire Avenue agreed to convert a total of $385,950, consisting of principal amount of $368,961 and interest accrued of $16,989 into 514,600 shares of the Company’s common stock (Note 6). During the third quarter of the Company’s Fiscal 2021, Hampshire Avenue agreed to convert a further $24,335, into 62,828 shares of the Company’s common stock (Note 6). The remaining balance due to Hampshire Avenue totaling $758 was forgiven and recorded as part of additional paid-in capital. The Company did not receive any funds from Hampshire Avenue nor had to accrue any interest during the year ended October 31, 2022.

During the year ended October 31, 2021, the Company incurred $57,823 in management fees to its former CTO, Mr. Ian Thompson, who resigned from his position as the CTO of the Company on May 11, 2021. Mr. Thompson agreed to convert the full amount the Company owed to Mr. Thompson at his resignation, being $50,323, into 209,677 shares of the Company.

NOTE 4 - EQUIPMENT

Changes in the net book value of the equipment at October 31, 2022 and 2021 are as follows:

	October 31, 2022	October 31, 2021
Book value, beginning of the year	$1,952	$213
Changes during the period	-	2,760
Amortization	(1,299)	(990)
Foreign exchange	(136)	(31)
Book value, end of the year	$517	$1,952

NOTE 5 - NOTES PAYABLE

The following amounts were due under third-party notes payable at October 31, 2022 and October 31, 2021:

	October 31, 2022	October 31, 2021
Balance, beginning of the period	$106,892	$67,429
Advances received	-	29,000
Interest accrued during the period	5,787	5,309
Foreign exchange	(7,395)	5,154
Balance, end of the period	$105,284	$106,892

During the year ended October 31, 2022, the Company accrued $4,568 in interest on the CAD$83,309 note payable accumulating 6% interest compounded monthly (2021 - $4,404), and $1,218 (2021 - $905) in interest on the notes payable totaling $29,000, which accumulate interest at 4% compounded monthly. All notes payable to third-parties are unsecured and due on demand. As at October 31, 2022, the Company owed a total of $74,161 under the 6% Note Payable (2021 - $76,987), and $31,123 under the 4% Notes Payable (2021 - $29,905).

Subsequent to October 31, 2022, the holders of 4% Notes Payable agreed to convert full amounts the Company owed under these notes including interest accrued up to December 12, 2022, into 284,241 shares of the Company at $0.11 per share. These shares were issued on December 28, 2022 (Note 9).

NOTE 6 - COMMON STOCK

Shares issued during the year ended October 31, 2022

On February 24, 2022, the Company closed a private placement financing by issuing 2,511,962 shares of its common stock (the “Shares”) at $0.20 per Share for gross proceeds of $502,393. The Shares were issued to a company controlled by Mr. Lim Hun Beng, director and the majority shareholder.

On February 24, 2022, Mr. Lim and Mr. Ong See-Ming agreed to convert a total of $132,628 into 663,140 shares of the Company’s Common Stock. Mr. Lim converted $20,550 he advanced in the form of vendor payments made by him on behalf of the Company, and $82,078 the Company owed to him for unpaid salary into 513,140 Shares. Mr. Ong converted $30,000 the Company owed to him for management fees into 150,000 Shares. The shares were valued at $122,681, resulting in $9,947 gain which was recorded as part of additional paid-in capital.

On February 24, 2022, the Company issued a total of 240,000 Shares to Mr. Chee Wai Hong and Mr. Barth, the Company’s directors (120,000 Shares each) in recognition of the services provided to the Company by them. The shares were valued at $44,400. Mr. Chee Wai Hong resigned from his position as a director of the Company on July 6, 2022.

On February 24, 2022, the Company issued 150,000 Shares for services provided to the Company during the year ended October 31, 2021, which were recorded at October 31, 2021, as obligation to issue Shares totaling $76,950.

On May 5, 2022, the Company entered into debt settlement agreement with a contractor, for $51,500 the Company owed for unpaid consulting services. The Company agreed to settle the liability through cash payment of $25,000 and by issuing the vendor 350,000 Shares, which shares were issued on May 11, 2022. The transaction resulted in a loss on debt settlement of $14,546.

On June 17, 2022, the Company entered into a share subscription agreement with a company controlled by Mr. Lim Hun Beng, to issue 2,142,857 shares of the Company’s common stock, for gross proceeds of $289,791 (1,290,000 Malaysian Ringgit (“MR”) at $0.135 per share (0.602MR per share). The Company agreed to accept the total investment amount in six separate tranches. The Company closed the private placement on July 28, 2022, upon receipt of full subscription funds.

On October 13, 2022, the Company closed a private placement financing by issuing 6,458,333 Shares at a price of $0.12 per Share for total proceeds of $775,000. The Shares were issued to Mr. Lim Hun Beng, the Company’s CEO, President, and director.

On October 14, 2022, the Company entered into debt settlement agreement with a contractor, for $50,000 the Company owed for unpaid consulting services. The Company agreed to settle the liability by issuing the vendor 312,500 Shares, which shares were issued on October 18, 2022. The transaction resulted in a loss on debt settlement of $13,454.

Shares issued during the year ended October 31, 2021

On April 9, 2021, the Company closed a private placement financing by issuing 233,333 Shares at $0.75 per Share for gross proceeds of $175,000. On April 15, 2021, the Company closed the second private placement financing by issuing further 600,000 Shares at $0.83 per Share for gross proceeds of $498,000. The Shares were issued pursuant to the provisions of Regulation S of the United States Securities Act of 1933, as amended (the “Act”) to the persons who are not residents of the United States and are otherwise not “U.S. Persons” as that term is defined in Rule 902(k) of Regulation S of the Act. The Company recorded $9,705 in share issuance costs associated with these financings.

On March 9, 2021, Mr. Lim, the Company’s President, CEO and major shareholder, and Hampshire Avenue, the Company’s major shareholder, agreed to convert a total of $463,053 the Company owed on account of services and cash advances provided to it into 617,404 shares of the Company’s common stock (Note 3). The shares were valued at $598,882, resulting in $135,829 loss which was recorded as part of additional paid-in capital.

On July 20, 2021, Hampshire Avenue, agreed to convert further $24,335 the Company owed on account of cash advances 1,738 loss which was recorded as part of additional paid-in capital.

On August 31, 2021, Mr. Thompson, the Company’s former CTO, agreed to convert $50,323 the Company owed him on account of unpaid salary, into 209,677 shares of the Company’s common stock (Note 3). The shares were valued at $44,032, resulting in $6,291 loss which was recorded as part of additional paid-in capital.

Obligation to issue shares

At October 31, 2021, the Company had an obligation to issued 150,000 shares of its common stock valued at $76,950 for corporate communication services provided to the Company during the year ended October 31, 2021. On February 24, 2022, 150,000 shares of common stock were issued.

Warrants and Options

During the years ended October 31, 2022 and 2021, the Company did not have any warrants or options issued and exercisable.

Changes to additional paid-in capital

During the year ended October 31, 2021, the Company decided to wind down one of its subsidiaries, VGrab International Ltd., as part of the preparation for winding down, one of the Company’s shareholders agreed to forgive $758 owed to him; the forgiveness of debt was recorded as part of additional paid-in capital as at October 31, 2021.

NOTE 7 - INCOME TAXES

The Company has established a valuation allowance against its federal and state deferred tax assets due to the uncertainty surrounding the realization of such assets as evidenced by the cumulative losses from operations through October 31, 2022. Management periodically evaluates the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that deferred assets are realizable, the valuation allowance will be reduced accordingly and recorded as a tax benefit.

A reconciliation of income taxes at statutory rates is as follows:

	Year ended October 31,
	2022	2021
Loss before income taxes	$(1,856,399)	$(1,707,842)
Statutory tax rate	27%	27%
Expected recovery of income taxes	(501,000)	(461,000)
Non-deductible expenses and other	(104,000)	76,000
Change in valuation allowance	605,000	385,000
	$-	$-

The Company’s tax-effected deferred income tax assets are estimated as follows:

	Year ended October 31,
	2022	2021
Non-capital losses carried forward	$1,405,000	$800,000
Mineral properties	8,000	8,000
Less: Valuation allowance	(1,413,000)	(808,000)
	$-	$-

The Company has non-capital losses carried forward in Canada of approximately $1,950,000 which will expire from 2031 to 2042. The Company has non-capital losses carried forward in Malaysia of approximately $855,000 which will expire from 2028 to 2033. The Company has non-capital losses carried forward of approximately $2,484,000 and $897,000 in the United States of America and Hong Kong, respectively, which can be carried forward indefinitely.

The Company has evaluated all tax positions from open years and has concluded they have no unrecognized tax benefits or penalties. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date. The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and penalties within operating expenses. The Company’s Canadian income tax return for Fiscal Year 2022 remain open and subject to examination.

NOTE 8 - SEGMENT INFORMATION

The Company has one segment, being the development of EV’s and applications based on the VGRAB technology. The Company’s geographical segments consisted of long-lived assets of $517 (Asia - $517; Canada - $nil) as at October 31, 2022, $1,952 (Asia - $1,952; Canada - $nil) as at October 31, 2021, revenues from customers of $26,061 (Asia - $26,061; Canada - $nil) for the year ended October 31, 2022, and $41,577 (Asia - $41,577; Canada - $nil) for the year ended October 31, 2021.

The Company’s revenues consist of two customers which consisted of $6,000 and $20,631 for the year ended October 31, 2022, $12,000 and $29,577 for the year ended October 31, 2021, respectively.

NOTE 9 - SUBSEQUENT EVENTS

On December 1, 2022, the Company entered into an amended employment agreement with its Chief Strategy Officer for a monthly salary of $5,000 effective December 1, 2022.

On December 12, 2022, the Company entered into a debt settlement agreement with an officer of the Company to settle debt owed by the Company of $265,674 in exchange for the issuance 2,415,222 shares of common stock of the Company.

On December 12, 2022, the Company entered into a debt settlement agreement with a note payable holder to settle a note payable in the amount of $5,363 in exchange for the issuance of 48,751 shares of common stock of the Company.

On December 12, 2022, the Company entered into a debt settlement agreement with a note payable holder to settle a note payable in the amount of $25,904 in exchange for the issuance of 235,490 shares of common stock of the Company.

On January 18, 2023, the Company entered into a subscription agreement with its Chief Strategy Officer to issue 333,333 Shares at $0.15 per Share for total proceeds of $50,000. These Shares were issued on February 17, 2023.

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

Our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of October 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the assessment, our Chief Executive Officer and Chief Financial Officer determined that, as of October 31, 2022, our internal control over financial reporting was not effective due to limited segregation of duties.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the fourth quarter of the last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Table 7 contains certain information regarding our directors, executive officers and key personnel.

Table 7: Directors and officers

Name	Age	Position
Lim, Hun Beng	65	Director, Chief Executive Officer, and President
Liong, Fook Weng	54	Director, Chief Financial Officer, Secretary, and Treasurer
Ong, See-Ming	66	Director
Barth, Jürgen Carl	75	Director
Aernout Rents Bok	55	Director
Brendan Norman	51	Chief Strategy Officer of Duesenberg Nevada

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

Mr. Brendan Norman brings to Duesenberg Nevada a long-term experience in Automotive and Business Development sector. Mr. Norman is currently CEO of H2X Australia, a sustainable vehicle and heavy equipment company founded on the principles of being absolutely sustainable, using renewable materials, and focused on green hydrogen, green electricity, and on all sources of kinetic energy. Mr. Norman played  instrumental role in setting up Asia-Pacific subsidiaries for such well known automotive giants as Volkswagen Group, BMW Group, and Infiniti EMEA. Mr. Norman received his Bachelor of Business (Accounting) degree from Deakin University, Australia in 1992, and Graduate Diploma in Business Systems from Monash University, Australia in 1998.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act and the rules thereunder require our officers and directors, and persons who own more than 10% of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies.  To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, the following persons have, during the fiscal year ended October 31, 2022, failed to file, on a timely basis, the reports required by Section 16(a) of the Exchange Act:

•Mr. Ong, a member of our Board of Directors, was late filing Form 4 reflecting the conversion of debt the Company owed to him into 150,000 shares at $0.20 per share. The conversion was finalized on February 24, 2022, and Form 4 was filed on April 18, 2022.

•Mr. Chee Wai Hong, a former member of our Board of Directors, was late filing Form 4 reflecting a receipt of 120,000 shares the Company issued to him as a bonus for his services as a director. The shares were valued at $24,000. The transaction took place on February 24, 2022, and Form 4 was filed on April 20, 2022.

•Mr. Barth, a member of our Board of Directors, was late filing Form 4 reflecting a receipt of 120,000 shares the Company issued to him as a bonus for his services as a director. The shares were valued at $24,000. The transaction took place on February 24, 2022, and Form 4 was filed on April 18, 2022.

•Mr. Lim, a member of our Board of Directors, CEO and President, is a beneficial owner of the shares held in the name of Hampshire Capital Limited, Hampshire Motors Group, and Hampshire Brands (PTE) Ltd. (collectively, Hampshire Group). Mr. Lim did not file Forms 4 to reflecting the following transaction:

oFebruary 24, 2022 - receipt of 513,140 shares on conversion of debt the Company owed to him to shares at $0.20 per share,

oFebruary 24, 2022 - acquisition of 2,511,962 shares issued to Hampshire Brands (PTE) Ltd. for private placement financing at $0.20 per share,

oJuly 28, 2022 - acquisition of 2,142,857 shares issued to Hampshire Brands (PTE) Ltd. for private placement financing at $0.14 per share, and

oOctober 13, 2022 - acquisition of 6,458,333 shares for private placement financing at $0.12 per share.

•Mr. Reints Bok, a member of our Board of Directors, was late filing initial statement of beneficial ownership of securities on Form 3

Corporate Governance

Our board of directors does not have a compensation committee or a nominating committee. We believe this is appropriate, given the small size of our company and the stage of our development.  We have not adopted any procedures by which our security holders may recommend nominees to our board of directors and that has not changed during the last fiscal year.

Our audit committee consists of Liong Fook Weng, the Company’s CFO and a director, Mr. Lim Hun Beng, the Company’s CEO, presidents and a director, and Mr. Ong See-Ming, a director. None of the members of the Company’s Board of Directors qualify as an “audit committee financial expert”, as defined by Item 407 of Regulation S-K promulgated under the Securities Act and the Exchange Act. We are dependent on financial advice from external financial consulting firm, which we believe is appropriate, given the small size of our company and the stage of our development.

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

ITEM 11: EXECUTIVE COMPENSATION

Table 8 summarizes all compensation for the 2022 and 2021 fiscal years received by our Chief Executive Officer, our two most highly compensated executive officers who earned more than $100,000 and up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of the last completed fiscal year (collectively, the “Named Executive Officers”).

Table 8: Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Lim, Hun Beng (1)	2022	119,810	nil	nil	nil	nil	nil	60,351	180,161
CEO, President, and Director	2021	120,260	nil	nil	nil	nil	nil	28,972	149,232
Liong, Fook Weng (2)	2022	95,848	nil	nil	nil	nil	nil	18,163	114,011
CFO, Secretary, Treasurer, and Director	2021	96,208	nil	nil	nil	nil	nil	4,222	100,430
Brendan Norman (3)	2022	180,000	nil	nil	nil	nil	nil	nil	180,000
Chief Strategy Officer	2021	142,500	nil	nil	nil	nil	nil	nil	142,500
Ian Thompson (4)	2022	nil	nil	nil	nil	nil	nil	nil	nil
Former Chief Technical Officer	2021	57,823	nil	nil	nil	nil	nil	nil	57,823

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

Employment Agreements

Mr. Lim, Hun Beng, provides his services as the Chief Executive Officer and President of the Company under an employment agreement with Duesenberg Malaysia (up to April 30, 2020) and with Duesenberg Evolution (from May 1, 2020, and up to the date of this Annual Report). Under the terms of the employment agreement, the Company agreed to hire Mr. Lim as the Company’s CEO and President and agreed to pay Mr. Lim an annual salary of USD$120,000. The terms of the employment agreement provide that in addition to the annual salary, the Company will pay Mr. Lim a monthly out-of-pocket allowance of approximately $2,400 (RM10,000), and an annual bonus equivalent to a minimum 100% annual base salary, which bonus will be based on the achievement of certain performance milestones predetermined by the Company’s board of directors. As of the date of the filing of this Annual Report on Form 10-K, the performance milestones were not attained, therefore the Company did not record any bonuses payable to Mr. Lim. On July 8 2022, the Company amended the employment agreement with Mr. Lim, to remove a $2,400 limit set on out-of-pocket expenses, and instead the Company agreed to reimburse Mr. Lim for all reasonable out of pocket expenses.

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

On January 15, 2021, Duesenberg Nevada entered into an employment agreement with Mr. Brandan Norman, who has agreed to assume the position of Chief Strategy Officer with Duesenberg Nevada. Under the terms of the employment agreement, the Company agreed to pay Mr. Norman an annual salary of $180,000 and to reimburse Mr. Norman for all reasonable out-of-pocket expenses; in addition to the salary the Company agreed to pay Mr. Norman an annual bonus equivalent to a minimum 100% annual base salary, which bonus will be based on the achievement of certain performance milestones predetermined by the Company’s board of directors. On December 1, 2022, the Company and Mr. Norman renegotiated the terms of the employment agreement, and Mr. Norman agreed to reduced monthly salary of $5,000.

Outstanding Equity Awards at Fiscal Year End

As at October 31, 2022, we did not have any outstanding equity awards.

We have no plans that provide for the payment of retirement benefits, or benefits that will be paid primarily following retirement, including but not limited to tax-qualified defined benefit plans, supplemental executive retirement plans, tax-qualified defined contribution plans and nonqualified defined contribution plans.

We do not have a compensation committee.

DIRECTOR COMPENSATION

During the year ended October 31, 2022, Mr. Reints Bok served as independent director of the Company; Mr. Ong, Mr. Barth, and Mr. Chee were not independent due to their share positions with the Company, and Mr. Lim and Mr. Liong were not independent due to their share positions with the Company, and, in addition by virtue of being  executive officers of the Company. Table 9 summarizes all compensation for the 2022 and 2021 fiscal years received by the Company’s directors. Compensation paid to directors who were also named executive officers during our October 31, 2022, fiscal year is set out in the Table 8 above.

Table 9: Summary Director Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Ong, See-Ming(1)	2022	nil	nil	nil	nil	nil	nil	24,000	24,000
Director	2021	nil	nil	nil	nil	nil	nil	24,000	24,000
Chee, Wai Hong(2)	2022	nil	22,200	nil	nil	nil	nil	16,000	38,200
Director	2021	nil	nil	nil	nil	nil	nil	nil	nil
Barth, Jürgen Carl(3)	2022	nil	22,200	nil	nil	nil	nil	24,000	46,200
Director	2021	nil	nil	nil	nil	nil	nil	nil	nil
Reints Bok, Aernout(4)	2022	nil	nil	nil	nil	nil	nil	6,000	6,000
Director	2021	nil	nil	nil	nil	nil	nil	nil	nil

(1)During the years ended October 31, 2022 and 2021, we accrued $24,000 on account of management fees payable to Mr. Ong for his services.

(2)During the year ended October 31, 2022, we accrued $16,000 on account of management fees payable to Mr. Chee for his services. In addition, on February 24, 2022, we issued Mr. Chee 120,000 shares valued at $22,200 as a bonus to recognize his services as a director of the Company. Mr. Chee did not stand for reelection at the Company’s 2022 annual general meeting.

(3)During the year ended October 31, 2022, we accrued $24,000 on account of management fees payable to Mr. Barth for his services. In addition, on February 24, 2022, we issued Mr. Barth 120,000 shares valued at $22,200 as a bonus to recognize his services as a director of the Company.

(4)During the year ended October 31, 2022 and 2021, we accrued $6,000 on account of management fees payable to Mr. Reints Bok for his services. Mr. Reints Bok was appointed to our board of directors on July 28, 2022.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Table 10 presents, as of February 17, 2023, information regarding the beneficial ownership of our common stock with respect to each of our executive officers, each of our directors, each person known by us to own beneficially more than 5% of the common stock, and all of our directors and executive officers as a group.  Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power over securities. Each individual or entity named has sole investment and voting power with respect to the shares of common stock indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted.

Table 10: Security ownership

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Shares (1)
Security Ownership, Directors and Officers
Common Shares	LIM, HUN BENG	34,154,327(2)	55.56%
	21 Denai Endau 3, Seri Tanjong Tokong	Direct and Indirect
	10470 Georgetown, Penang, Malaysia
Common Shares	LIONG, FOOK WENG	700,281	1.14%
	No 5, Jalan Girdle, Bukit Tunku	Direct
	50480 Kuala Lumpur, Malaysia
Common Shares	ONG, SEE-MING	1,048,333	1.71%
	38 Lengkong Tiga,	Direct
	Singapore 417446
Common Shares	Barth, Jürgen Carl	120,000	0.20%
	Untere Zeilstr 36	Direct
	Sachsenheim, Germany
Common Shares	Brendan Norman	2,748,555	4.47%
	No 5, The Residence Mont Kiara	Direct
	Kuala Lumpur Malaysia 50480
Common Shares	Aernout Rents Bok	Nil	n/a
	IG-23 A3 Andaman at Quaside Lorong Seri Tanjung Pinang	n/a
	Tanun Tokong Penang, Malaysia 10470
Common Shares	All Officers and Directors as a Group	38,771,497	63.07%

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Shares (1)
Security Ownership, 5% Shareholders
Common Shares	Lim, Hun Beng	34,154,327(2)	55.56%
	21 Denai Endau 3, Seri Tanjonk Tokong	Direct and Indirect
	10470 Georgetown, Penang, Malaysia
Common Shares	Hampshire Capital Ltd.	20,000,000(2)	32.53%
	Kensington Gardens, No. U1317. Lot 7616	Direct
	Jalan Jumidar Buyong, 87000, Labuan F.T. Malaysia
Common Shares	Hampshire Motors Group Ltd.	1,388,428	2.26%
	Rm 2401, 24th Fl, CC Wu Building	Indirect
	302-308 Hennessy Rd, Wan Chai Hong Kong
Common Shares	Hampshire Brands (PTE) Ltd.	4,654,819	7.57%
	668 Chander Road #02-10	Indirect
	Singapore, 210668

Notes:

1.Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of our shares actually outstanding on February 17, 2023. As of February 17, 2023, there were 61,477,632 common shares issued and outstanding.

2.Mr. Lim is the direct beneficial owner of 8,111,080 shares of our common stock. Hampshire Capital Ltd is the direct beneficial owner of 20,000,000 shares of our common stock. Hampshire Motors Group Ltd. is direct beneficial owner of 1,388,428 shares of our common stock.  Hampshire Brands (PTE) Ltd. is direct beneficial owner of 4,654,819 shares of our common stock. Mr. Lim, is director of Hampshire Motors Group, Hampshire Capital Ltd, and Hampshire Brands (PTE) Ltd, and therefore is the beneficial owner of our securities held directly by these entities, with shared voting and dispositive power over those securities.

Changes in Control

We are not aware of any arrangements that may result in a change in control.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

Our common shares are quoted on the OTC Markets inter-dealer quotation system, which does not have director independence requirements. For the purpose of determining director independence, we have adopted the independence requirements of Canadian National Instrument 52-110 - Audit Committees (“NI 52-110”) as we are an OTC reporting issuer in the province of British Columbia. NI 52-110 recommends that the Board of Directors of a public company be constituted with a majority of individuals who qualify as “independent” directors. An “independent” director is a director who has no direct or indirect material relationship with us. A material relationship is a relationship, which could, in the view of the Board of Directors, reasonably interfere with the exercise of a director’s independent judgment. Mr. Reints Bok, qualifies as independent director. Mr. Barth and Mr. Ong are not independent, as they hold 0.20% and 1.71% shares of our common stock, respectively. Mr. Lim is not an independent director as, in addition to being our CEO and President, he beneficially holds 55.56% of our common stock. Mr. Liong is not an independent director because of his position as CFO, Secretary and Treasurer, in addition he holds 1.14% of our common stock.

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

Lim, Hun Beng

During the years ended October 31, 2021 and 2022, Mr. Lim was employed by Duesenberg Evolution. Under the terms of the employment agreement, we agreed to pay Mr. Lim an annual salary of $120,000, and provide him with a monthly allowance for out-of-pocket expenses of approximately $2,400 (RM10,000); in addition to the salary, we agreed to pay Mr. Lim an annual bonus equivalent to a minimum 100% annual base salary, which bonus will be based on the achievement of certain performance milestones predetermined by the Company’s board of directors. On July 8, 2022, we amended Mr. Lim’s employment agreement by removing a $2,400 limit set on out-of-pocket expenses, and instead agreed to reimburse Mr. Lim for all reasonable out of pocket expenses.

During the year ended October 31, 2022, we expensed $180,161 (2021 - $149,232) in salary and reimbursable expenses with Mr. Lim. During the same period, Mr. Lim agreed to convert $102,608 (2021 - $77,103) the Company owed to him on account of unpaid salary, reimbursable expenses, and cash advances to 513,140 (2021 - 102,804) shares of the Company’s common stock. This transaction resulted in $7,697 gain, which we recognized in additional paid-in capital. On October 13, 2022, we closed a private placement financing with Mr. Lim, issuing him 6,458,333 shares of the Company’s common stock for total proceeds of $775,000. Lastly, during the year ended October 31, 2022, Mr. Lim advanced the Company $111,671 in exchange for a note payable due on demand and accumulating interest at 4% per year compounded monthly. As at October 31, 2022, we owed Mr. Lim a total of $143,615 (2021 - $22,808).

Liong, Fook Weng

During the years ended October 31, 2021 and 2022, Mr. Liong was employed by Duesenberg Evolution. Under the terms of the employment agreement, we agreed to pay Mr. Liong an annual salary of $96,000 and to reimburse Mr. Liong for all reasonable out-of-pocket expenses; in addition to the salary we agreed to pay Mr. Liong  an annual bonus equivalent to a minimum 100% annual base salary, which bonus will be based on the achievement of certain performance milestones predetermined by the Company’s board of directors. During the year ended October 31, 2022 we expensed $114,011 (2021 - $100,430) in salary and reimbursable expenses with Mr. Liong. As at October 31, 2022, we owed Mr. Liong a total of $148,481 (2021 - $83,940) in salary and reimbursable expenses.

Ong See-Ming

During the years ended October 31, 2022, and 2021 we incurred $24,000, each, in management fees to Mr. Ong. During the year ended October 31, 2022, Mr. Ong agreed to convert $30,000 the Company owed to him on account of unpaid management fees, into 150,000 common shares of the Company, resulting in a $2,250 gain on conversion, which was recognized in additional paid-in capital. As at October 31, 2022, we owed Mr. Ong a total of $24,000 (2021 - $30,000) in management fees.

Jürgen Carl Barth

During the year ended October 31, 2022, we incurred $24,000 on account of management fees payable to Mr. Barth for his services (2021 - $Nil). In addition, on February 24, 2022, we issued Mr. Barth 120,000 shares valued at $22,200 as a bonus to recognize his services as a director of the Company (2021 - $Nil). As at October 31, 2022, we owed Mr. Barth a total of $24,000 (2021 - $Nil) in management fees.

Chee Wai Hong

During the year ended October 31, 2022, we incurred $16,000 on account of management fees payable to Mr. Chee for his services (2021 - $Nil). In addition, on February 24, 2022, we issued Mr. Chee 120,000 shares valued at $22,200 as a bonus to recognize his services as a director of the Company (2021 - $Nil). As at October 31, 2022, we owed Mr. Chee a total of $16,000 (2021 - $Nil) in management fees. Mr. Chee did not stand for reelection at the Company’s 2022 annual general meeting.

Aernout Reints Bok

Mr. Reints Bok was appointed to our board of directors of July 28, 2022. During the year ended October 31, 2022, we incurred $6,000 on account of management fees payable to Mr. Reints Bok for his services (2021 - $Nil). As at October 31, 2022, we owed Mr. Reints Bok a total of $6,000 (2021 - $Nil) in management fees.

Brendan Norman

On January 15, 2021, Duesenberg Nevada entered into an employment agreement with Mr. Brendan Norman, who agreed to assume the position of Chief Strategy Officer with Duesenberg Nevada. Under the terms of the employment agreement, we agreed to pay Mr. Norman an annual salary of $180,000 and to reimburse Mr. Norman for all reasonable out-of-pocket expenses; in addition to the salary, we agreed to pay Mr. Norman an annual bonus equivalent to a minimum 100% annual base salary, which bonus will be based on the achievement of certain performance milestones predetermined by the Company’s board of directors. During the year ended October 31, 2022, we expensed $180,000 (2021 - $142,500) in salary and reimbursable expenses with Mr. Norman. As at October 31, 2022, we owed Mr. Norman a total of $250,675 (2021 - $75,448) in salary and reimbursable expenses. On December 1, 2022, Mr. Norman and the Company reached an agreement to amend his employment agreement by reducing his salary from $15,000 per month, to $5,000 per month. In addition, subsequent to October 31, 2022, Mr. Norman agreed to convert $265,674 we owed him on account of unpaid salary and reimbursable expenses into 2,415,222 shares of our common stock. These shares were issued on December 28, 2022.

On January 18, 2023, we entered into a subscription agreement with Mr. Norman to issue 333,333 Shares at $0.15 per Share for total proceeds of $50,000. These Shares were issued on February 17, 2023.

Ian Thompson

On January 15, 2021, Duesenberg Nevada entered into an employment agreement with Mr. Ian Thompson, who agreed to assume the position of Chief Technical Officer with Duesenberg Nevada. Under the terms of the employment agreement, we agreed to pay Mr. Thompson an annual salary of $180,000 and to reimburse Mr. Thompson for all reasonable out-of-pocket expenses; in addition to the salary, we agreed to pay Mr. Thompson an annual bonus equivalent to a minimum 100% annual base salary, which bonus was to be based on the achievement of certain performance milestones predetermined by the Company’s board of directors. Mr. Thompson resigned from his position as CTO of Duesenberg Nevada and terminated his employment on May 11, 2021. During the year ended October 31, 2021, we expensed $57,823 in salary and reimbursable expenses with Mr. Thompson. During the year ended October 31, 2021, Mr. Thompson agreed to convert $50,322 the Company owed to him on account of unpaid salary, into 209,677 common shares of the Company. The Company recorded $6,290 as loss on conversion of debt, which was recorded as part of additional paid-in capital for the year ended October 31, 2021.

Hampshire Automotive Sdn Bhd.

On May 1, 2021, Duesenberg Malaysia, engaged Hampshire Automotive, a private company of which Mr. Joe Lim is a 33% shareholder, to assist the Company with engineering and drafting of the Duesenberg Heritage vehicles. As part of the services, Hampshire Automotive agreed to convert the existing Duesenberg heritage car and parts the Company acquired into 3-D digital drawing, which will then be used to manufacture new vehicles. During the year ended October 31, 2022, the Company incurred $1,000,209 (2021 - $231,325) for the services, which were recorded as part of research and development fees. As at October 31, 2022, we owed Hampshire Automotive a total of $82,477 (2021 - $61,094) for their services.

Duesey Coffee and Chocolates Sdn Bhd

During the year ended October 31, 2022, we generated $20,061 (2021 - $29,094) in revenue from Duesey Coffee and Chocolates Sdn Bhd (“Duesey Coffee”), of which Mr. Lim is a 50% shareholder. Due to market uncertainty associated with COVID-19 we provide our services to Duesey Coffee on a month-to-month basis at 10,000 Malaysian Ringgit (approximately USD$2,450). As at July 31, 2022, we stopped recognizing revenue from Duesey Coffee and Chocolates Sdn Bhd, in addition, as at October 31, 2022, we wrote off the full amount receivable from Duesey Coffee, being $25,779, as we determined that the collectability of the amount owed to us was unlikely. At October 31, 2021, we had $14,489 receivable from Duesey Coffee.

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

2022 - $45,196 - Dale Matheson Carr-Hilton Labonte LLP

2021 - $22,943 - Dale Matheson Carr-Hilton Labonte LLP

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2022 - $0 - Dale Matheson Carr-Hilton Labonte LLP

2021 - $0 - Dale Matheson Carr-Hilton Labonte LLP

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2022 - $4,661 - Dale Matheson Carr-Hilton Labonte LLP

2021 - $3,578 - Dale Matheson Carr-Hilton Labonte LLP

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2) and (3) was:

2022 - $0 - Dale Matheson Carr-Hilton Labonte LLP

2021 - $0 - Dale Matheson Carr-Hilton Labonte LLP

Our board of directors pre-approves all audit and permissible non-audit services provided by the independent auditors.  These services may include audit services, audit-related services, tax services and other services.

PART IV

ITEM 15: EXHIBITS

The following table sets out the exhibits either filed herewith or incorporated by reference.

Exhibit	Description
3.1	Notice of Articles.(4)
3.2	Articles.(1)
3.3	Certificate of Continuation.(2)
3.4	Certificate of Change of Name dated January 6, 2014.(4)
3.5	Certificate of Change of Name dated February 11, 2015.(6)
3.6	Certificate of Change of Name dated December 23, 2020.(10)
3.7	Notice of Articles dated December 23, 2020(10)
10.1	Software Purchase Agreement between the Company and Hampshire Capital Limited. dated January 8, 2015.(5)
10.2	Service Agreement between VGrab International Ltd. and Hampshire Infotech SDN BHD dated July 12, 2015.(7)
10.3	Mobile Application Development Agreement between VGrab Asia Ltd. and Mr. Zheng Qing, Mr. Gu Xianwin and Ms. Chen Weijie dated March 5, 2019.(8)
10.4	Debt Settlement Agreement between VGrab Communications Inc. and HG Group Sdn Bhd dated July 9, 2019. (8)
10.5	Debt Settlement Agreement between VGrab Communications Inc. and Chen Weijie dated August 30, 2019. (8)
10.6	Debt Settlement Agreement between VGrab Communications Inc. and Gu Xianwin dated August 30, 2019. (8)
10.7	Debt Settlement Agreement between VGrab Communications Inc. and Zheng Qing dated August 30, 2019. (8)
10.8	Debt Settlement Agreement between VGrab Communications Inc. and Hampshire Avenue Sdn Bhd dated September 2, 2019. (8)
10.9	Debt Settlement Agreement between VGrab Communications Inc. and Liew Choong Kong dated October 3, 2019. (8)
10.10	Debt Settlement Agreement between Mr. Lim Hun Beng and VGrab Communications Inc. dated October 6, 2020. (9)
10.11	Debt Settlement Agreement between Mr. Liong Fook Weng and VGrab Communications Inc. dated October 6, 2020. (9)
10.12	Debt Settlement Agreement between Mr. Ong See Ming and VGrab Communications Inc. dated October 6, 2020. (9)
10.13	General service agreement between Rocket Supreme S.L. and Duesenberg Inc. (11)
10.14	Employment Agreement between Duesenberg Inc. and Mr. Brendan Norman dated for reference January 15, 2021(12)
10.15	Employment Agreement between Duesenberg Inc. and Mr. Ian Thompson dated for reference January 15, 2021(12)
10.16	Debt Settlement Agreement between Mr. Lim Hun Beng and Duesenberg Technologies Inc. dated March 9, 2021 (13)
10.17	Debt Settlement Agreement between Hampshire Avenue SDN BHD and Duesenberg Technologies Inc. dated March 9, 2021 (13)

Exhibit	Description
10.18	Digitalization Development Agreement between Hampshire Automotive Sdn Bhd and Duesenberg Technologies Malaysia Sdn. Bhd. dated April 16, 2021(15)
10.19	Consulting Agreement between the Company and Veritas Consulting Group Inc. dated June 22, 2021.(14)
10.20	Share Reimbursement Agreement with Lim Kaishen dated August 6, 2021.(15)
10.21	Debt Settlement Agreement between Mr. Ian George Thompson and Duesenberg Technologies Inc. dated August 20, 2021(15)
10.22	Share Subscription Agreement dated for reference February 11, 2022, between the Company and Hampshire Brands (PTE) LTD(16)
10.23	Debt Conversion Agreement dated for reference February 24, 2022, between the Company and Mr. Lim Hung Beng(16)
10.24	Debt Conversion Agreement dated for reference February 24, 2022, between the Company and Mr. Ong See-Ming(16)
10.25	Settlement agreement and mutual release between the Company and Veritas Consulting Group Inc. dated May 5, 2022(17)
10.26	Share Subscription Agreement dated for reference June 17, 2022, between the Company and Hampshire Brands (PTE) LTD(18)
10.27	Share Subscription Agreement dated for reference August 23, 2022, between the Company and Lim Hun Beng
10.28	At-will Contract for Services Agreement between Duesenberg Inc. and Brendan Scott Norman, dated December 1, 2022
10.29	Debt Settlement Agreement between Mr. Brendan Norman and Duesenberg Technologies Inc. dated December 12, 2022(19)
10.30	Debt Settlement Agreement between Mr. Ralph Biggar and Duesenberg Technologies Inc. dated December 12, 2022. (19)
10.31	Debt Settlement Agreement between Rain Communications Corp. and Duesenberg Technologies Inc. dated December 12, 2022. (19)
16.1	Code of Ethics.(3)
21.1	List of Subsidiaries.
31.1	Certification of CEO pursuant to Rule 13a-14(a) and 15d-14(a).
31.2	Certification of CFO pursuant to Rule 13a-14(a) and 15d-14(a).
32.1	Certification of CEO pursuant to Section 1350 of Title 18 of the United States Code.
32.2	Certification of CFO pursuant to Section 1350 of Title 18 of the United States Code.
99.1	Audit Committee Charter(3)
101

The following consolidated financial statements from the registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2022, formatted in XBRL:

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

(19)Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on January 9, 2023

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 17, 2023

DUESENBERG TECHNOLOGIES INC.

By:	/s/ Lim Hun Beng
Lim Hun Beng Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

Signature	Title	Date

/s/ Lim Hun Beng
Lim Hun Beng	Chief Executive Officer, (Principal Executive Officer), President and Member of the Board of Directors	February 17, 2023

/s/ Liong Fook Weng
Liong Fook Weng	Chief Financial Officer, (Principal Accounting Officer), and Member of the Board of Directors	February 17, 2023

/s/ Ong, See-Ming
Ong, See-Ming	Member of the Board of Directors	February 17, 2023

/s/ Reints Bok, Aernout
Reints Bok, Aernout	Member of the Board of Directors	February 17, 2023

/s/ Barth, Jürgen Carl
Barth, Jürgen Carl	Member of the Board of Directors	February 17, 2023