Form 10-Q
period 2023-01-31
DUESENBERG TECHNOLOGIES INC.
filed 2023-04-03
CIK 1551887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of April 3, 2023, the number of shares of the registrant’s common stock outstanding was 61,477,632.

i

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DUESENBERG TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	January 31, 2023	October 31, 2022

ASSETS

Current assets
Cash	$47,362	$253,002
Receivables	976	1,182
Prepaids	17,610	32,708
Total current assets	65,948	286,892

Equipment	240	517
Total assets	$66,188	$287,409

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$559,400	$547,483
Accrued liabilities	33,999	28,770
Due to related parties	394,390	695,755
Notes payable	76,974	105,284
Total liabilities	1,064,763	1,377,292

Stockholders’ deficit
Common stock, no par value, unlimited number authorized, 61,144,298 and 58,444,835 issued and outstanding at January 31, 2023 and October 31, 2022, respectively	11,064,200	10,419,029
Additional paid-in capital	(101,172)	(101,172)
Obligation to issue shares	28,290	-
Accumulated other comprehensive loss	(92,746)	(93,419)
Deficit	(11,897,147)	(11,314,321)
Total stockholders’ deficit	(998,575)	(1,089,883)
Total liabilities and stockholders’ deficit	$66,188	$287,409

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DUESENBERG TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Three Months Ended January 31,
	2023	2022

Revenue	$-	$9,475

Operating expenses
Accounting	23,304	6,539
Amortization	319	339
General and administrative expenses	23,334	31,495
Management fees	18,000	18,000
Professional fees	1,878	4,780
Regulatory and filing	7,685	3,884
Research and development costs	45,533	192,025
Salaries and wages	100,154	119,267
Travel and entertainment	15,698	-
	(235,905)	(376,329)
Other items
Foreign exchange	(3,286)	(2,142)
Interest expense	(2,447)	(1,448)
Loss on debt settlement	(341,188)	-
Net loss	(582,826)	(370,444)

Translation to reporting currency	673	6,094
Comprehensive loss	$(270,589)	$(364,350)

Loss per share - basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding:	59,442,463	45,616,043

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DUESENBERG TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Common Stock
	Shares	Amount	Obligation to Issue Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income/(Loss)	Deficit	Total

Balance at October 31, 2021	45,616,043	$8,503,314	$76,950	$(111,119)	$26,838	$(9,457,922)	$(961,939)
Translation to reporting currency	-	-	-	-	6,094	-	6,094
Net loss	-	-	-	-	-	(370,444)	(370,444)
Balance at January 31, 2022	45,616,043	$8,503,314	$76,950	$(111,119)	$32,932	$(9,828,366)	$(1,326,289)

Balance at October 31, 2022	58,444,835	$10,419,029	$-	$(101,172)	$(93,419)	$(11,314,321)	$(1,089,883)
Common shares issued for debt	2,699,463	645,171	-	-	-	-	645,171
Common shares subscribed	-	-	28,290	-	-	-	28,290
Translation to reporting currency	-	-	-	-	673	-	673
Net loss	-	-	-	-	-	(582,826)	(582,826)
Balance at January 31, 2023	61,144,298	$11,064,200	$28,290	$(101,172)	$(92,746)	$(11,897,147)	$(998,575)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DUESENBERG TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Three Months Ended January 31,
	2023	2022
Cash flow used in in operating activities
Net loss	$(582,826)	$(370,444)
Adjustments to reconcile net loss to net cash used in operating activities
Accrued interest on related party notes	1,163	-
Accrued interest on notes payable	1,284	1,448
Amortization	319	339
Loss on debt settlement	341,188	-
Foreign exchange	3,953	3,156
Changes in operating assets and liabilities
Receivables	227	(314)
Prepaids	15,560	(12,041)
Accounts payable and accrued liabilities	6,488	37,365
Due to related parties	(50,352)	204,224
Accrued salaries due to related parties	24,536	117,000
Net cash used in operating activities	(238,460)	(19,267)

Cash flows provided by financing activities
Subscription to shares	28,290	-
Loans payable to related party	-	14,220
Net cash provided by financing activities	28,290	14,220

Effect of exchange rate changes on cash	4,530	(6)

Net decrease in cash	(205,640)	(5,053)
Cash, beginning	253,002	7,434
Cash, ending	$47,362	$2,381

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DUESENBERG TECHNOLOGIES INC.

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2023

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

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended October 31, 2022, included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 17, 2023. The unaudited condensed consolidated financial statements of the Company should be read in conjunction with those financial statements for the year ended October 31, 2022, included in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three-month period ended January 31, 2023, are not necessarily indicative of the results that may be expected for the year ending October 31, 2023.

Going Concern

The Company’s condensed consolidated financial statements are prepared on a going concern basis in accordance with GAAP which contemplate the realization of assets and discharge of liabilities and commitments in the normal course of business. To date the Company has accumulated losses of $11,897,147 since inception. Continuation of the Company as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and ultimately upon its ability to achieve profitable operations. To date the Company has funded its operations through the issuance of capital stock and debt. Management plans to raise additional funds through equity and/or debt financing. There is no certainty that further funding will be available as needed. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern. The Company’s ability to continue its operations as a going concern, realize the carrying value of its assets, and discharge its liabilities in the normal course of business is dependent upon its ability to raise new capital sufficient to fund its commitments and ongoing losses, and ultimately on generating profitable operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. On consolidation, all intercompany balances and transactions are eliminated.

NOTE 3 - RELATED PARTY TRANSACTIONS

The following amounts were due to related parties as at:

	January 31, 2023	October 31, 2022
Due to the Chief Executive Officer (“CEO”) and Director of the Company(a)	$26,100	$31,455
Due to a company controlled by the CEO and Director of the Company(a)	-	82,477
Notes payable to the CEO and Director of the Company (b)	121,817	112,160
Due to the Chief Financial Officer (“CFO”) and Director of the Company(a)	164,473	148,481
Due to the Chief Strategy Officer (“CSO”) of the Company’s subsidiary(a)	10,000	250,675
Due to a Director of the Company(a)	30,000	24,000
Due to a Director of the Company(a)	30,000	24,000
Due to a Director of the Company(a)	12,000	6,000
Due to a former Director of the Company(c)	-	16,000
Due to a major shareholder for payments made on behalf of the Company(d)	-	507
Total due to related parties	$394,390	$695,755

(a) Amounts are unsecured, due on demand and bear no interest.

(b) Amounts are unsecured, due on demand and bear interest at 4%.

(c) Mr. Chee Wai Hong resigned from his position as a director of the Company on July 6. 2022, therefore as at January 31, 2023, the amount owed to Mr. Chee Wai Hong, being $16,000 has been included with trade payables.

(d) this Company ceased to be related party, therefore the amount owed has been included with trade payables.

During the three-month period ended January 31, 2023, the Company incurred $30,012 (2022 - $30,000) in wages and salaries to Mr. Lim Hun Beng, the Company’s CEO, President, and director. In addition, the Company incurred $10,753 (2022 - $7,155) in reimbursable expenses with Mr. Lim. During the three-month period ended January 31, 2022, Mr. Lim advanced the Company $14,220 in the form of vendor payments made by him on behalf of the Company. The Company did not have similar transactions during the three-month period ended January 31, 2023.

During the three-month period ended January 31, 2023, the Company accrued $1,163 in interest expense on the MYR510,000 note payable due to Mr. Lim Hun Beng. The note payable accumulates interest at 4% per annum compounded monthly, and is due on demand (2022 - $Nil).

During the three-month period ended January 31, 2023, the Company incurred $24,010 (2022 - $24,000) in wages and salaries to Mr. Liong Fook Weng, the Company’s CFO and director. In addition, the Company incurred $3,921 (2022 - $1,817) in reimbursable expenses with Mr. Liong.

During the three-month period ended January 31, 2023, the Company incurred a total of $18,000 in management/director fees to its directors (2022 - $18,000).

During the three-month period ended January 31, 2023, the Company incurred $15,000 (2022 - $45,000) in wages and salaries to its CSO, Mr. Brendan Norman. On December 1, 2022, Mr. Norman and the Company reached an agreement to amend his employment agreement by reducing his monthly fee from $15,000 per month, to $5,000 per month, the amended fees are reported as consulting fees included in general and administrative expenses. During the three-month period ended January 31, 2023, the Company incurred a total of $10,000 in consulting fees with Mr. Norman (2022 - $Nil). In addition, on December 12, 2022, Mr. Norman agreed to convert $265,674 the Company owed him on account of unpaid salary and reimbursable expenses into 2,415,222 shares of the Company’s common stock. These shares were issued on December 28, 2022 (Note 6) and resulted in $311,564 loss on conversion of debt. On January 18, 2023, the Company entered into a subscription agreement with Mr. Norman to issue 333,333 Shares at $0.15 per Share for total proceeds of $50,000. As at January 31, 2023, the Company had received $28,290, which were recorded as obligation to issue shares. The remining $21,710 were received subsequent to January 31, 2023, and the Shares were issued on February 17, 2023.

During the three-month period ended January 31, 2022, the Company recognized $7,155 in revenue from licensing and maintenance of its SMART Systems applications to a company of which Mr. Lim is a 50% shareholder. Due to the unfavorable economic conditions following the COVID-19 pandemic, the customer was unable to continue paying for the services, and therefore the Company did not record any revenue from this customer during the three-month period ended January 31, 2023.

During the three-month period ended January 31, 2023, the Company incurred $45,533 (2022 - $190,803) to Hampshire Automotive Sdn Bhd. (“Hampshire Automotive”) a private company of which Mr. Joe Lim is a 33% shareholder, for engineering and drafting of the Duesenberg Heritage vehicles, which fees were recorded as part of research and development fees.

NOTE 4 - EQUIPMENT

Changes in the net book value of the equipment at January 31, 2023 and at October 31, 2022 are as follows:

	January 31, 2023	October 31, 2022
Net book value, beginning of the period	$517	$1,952
Amortization	(319)	(1,299)
Foreign exchange	42	(136)
Net book value, end of the period	$240	$517

NOTE 5 - NOTES PAYABLE

The following amounts were due under notes payable at January 31, 2023 and October 31, 2021:

	January 31, 2023	October 31, 2022
Balance, beginning of the period	$105,284	$106,892
Debt converted to shares	(31,267)	-
Interest accrued during the period	1,284	5,787
Foreign exchange	1,673	(7,395)
Balance, end of the period	$76,974	$105,284

During the three-month period ended January 31, 2023, the Company accrued $1,141 in interest on the CAD$83,309 note payable accumulating 6% interest compounded monthly (2022 - $1,145). The note payable is unsecured and due on demand. As at January 31, 2023, the Company owed a total of $76,974 under this note payable (2022 - $74,161).

In addition, during the three-month period ended January 31, 2023, the Company accrued $143 (2022 - $303) in interest on the notes payable totaling $29,000, which accumulated interest at 4% compounded monthly. On December 12, 2022, the holders of these notes payable agreed to convert the full amount the Company owed under these notes, being $31,267, including interest accrued thereon up to December 12, 2022, into 284,241 shares of the Company. These shares were issued on December 28, 2022 (Note 6), and resulted in $36,666 loss on conversion of debt.

NOTE 6 - COMMON STOCK

On December 12, 2022, Mr. Norman, the Company’s CSO, agreed to convert a total of $265,674 the Company owed him on account of unpaid salary and reimbursable expenses into 2,415,222 shares of the Company’s common stock (Note 3). The shares were issued on December 28, 2022, and were valued at $577,238, resulting in $311,564 loss on debt settlement.

On December 12, 2022, the Company converted a $31,267 in outstanding 4% notes payable (Note 5) into 284,241 shares of its common stock. The shares were issued on December 28, 2022, and were valued at $67,933. The transaction resulted in a loss on debt settlement of $36,666.

Obligation to issue shares

On January 18, 2023, the Company entered into a subscription agreement with Mr. Norman to issue 333,333 Shares at $0.15 per Share for total proceeds of $50,000 (Note 3). As at January 31, 2023, the Company had received $28,290, which were recorded as obligation to issue shares. The remining $21,710 were received subsequent to January 31, 2023, and the Shares were issued on February 17, 2023.

Warrants and Options

During the three-month period ended January 31, 2023, and for the year ended October 31, 2022, the Company did not have any warrants or options issued and exercisable.

NOTE 7 - FORGIVENESS OF DEBT

During the three-month period ended January 31, 2023, one of the vendors of the Company agreed to forgive a total of $7,394, the Company owed for the services (2022 - $Nil). The gain on forgiveness of debt, being $7,042 was included as part of loss on debt settlement.

NOTE 8 - SEGMENT INFORMATION

The Company has one segment, being the development of Electrical Vehicles and applications based on the VGRAB technology. As at January 31, 2023, the Company’s geographical segments consisted of long-lived assets of $240, of which $240 was attributable to Asia and $Nil was attributable to Canada and the US (2022 - $517 in Asia and $Nil in Canada and the US). The Company’s revenues from customers for the same period were $Nil (2022 - $9,475 with all revenue attributable to operations in Asia).

NOTE 9 - SUBSEQUENT EVENTS

On March 2, 2023, the Company entered into an agreement (the “Agreement”) with Brightcliff Limited (“Brightcliff”). The Agreement gives the Company a right to use Duesenberg’s logo and trademark (The “Licensed Trademarks”) in designing, developing, and manufacturing electric vehicles as well as various associated merchandise with the Licensed Trademarks for 20 years. As consideration for the license, the Company agreed to a $5,000,000 fee, payable in cash or common shares, which shares would be issued at 25% discount to current market value. In addition, the Company will have to pay a royalty of 3% from gross revenue on sales of the trademark products.

The Company is unable to sublicense the Licensed Trademarks without the prior written consent of Brightcliff, and subject to payment of a sublicensing fee in the amount of $1,000,000 in cash or stock, at Brightcliff’s sole option, along with a royalty fee at the rate of 8% of the sublicensee’s revenue from its sale of the Licensed Products.

The Agreement will be terminated and the Company will lose its rights to the Licensed Trademarks if the Company failed to have licensed products ready for sale to the public within five years of the effective date of the Agreement.

The Agreement with Brightcliff is considered a related party transaction as the Company’s CEO and director is a shareholder and director of Brightcliff.

On March 3, 2023, the Company entered into a sublicense agreement (the “Sublicense Agreement”) with Duesenberg Korea Inc. (“DKI”). Under the term of the Sublicense Agreement, the Company has granted a license to DKI to design, develop, and manufacture electric vehicles and associated merchandise using Duesenberg logo and trademark in South Korea. The Sublicense Agreement is for a term of 20 years and includes a royalty fee of 4% payable on gross revenue from the sale of the products and merchandise marketed under Duesenberg’s logo and trademark.

The Sublicense Agreement will be terminated and DKI will lose its rights to the Licensed Trademarks if DKI failed to have licensed products ready for sale to the public within three years of the effective date of the Sublicense Agreement. Brightcliff waived the sublicensing fee and royalty fee that would otherwise be applicable to Brightcliff as a result of this Sublicense Agreement.

Subsequent to January 31, 2023, the Company received a total of $19,125 in cash advances from Mr. Lim in exchange for notes payable that accumulate interest at 4% per annum and are payable on demand.

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

General

You should read this discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes for the fiscal year ended October 31, 2022, included in our Annual Report on Form 10-K. The inclusion of supplementary analytical and related information may require us to make estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and the financial position taken as a whole. Actual results may vary from the estimates and assumptions we make.

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

On May 21, 2021, we formed Duesenberg Heritage LLC. under the laws of the State of Nevada (“Duesenberg Heritage”). Duesenberg Heritage’s operations will be focused on reproducing very limited Duesenberg heritage vehicles, the Duesenberg Model J and Boat Tail series, which were originally manufactured in the 1920s and 1930s. The Company is currently in the initial stage of its prototype development and expects that the pre-production of the heritage vehicles from that era (as well as possibly converting them to electrical models) will commence during Fiscal 2023. The pre-production process is expected to be time consuming and will require highly specialized and skilled tradesman. In order to facilitate this, the management is actively looking to engage or hire qualified consultants, and for the ways to finance the process.

In order to support the development and future production of Duesenberg EV or New Energy Vehicles (“NEV”) as well as Duesenberg Heritage vehicles, we will require significant financing. During the year ended October 31, 2022, we closed two private placement financings by issuing a total of 11,113,152 shares of our common stock (the “Shares”) for gross proceeds of $1,567,184.  During the three-month period January 31, 2023, we raised an additional $28,290 as part of the $50,000 financing which closed on February 17, 2023. The Shares were issued pursuant to the provisions of Regulation S of the United States Securities Act of 1933, as amended (the “Act”) to the persons who are not residents of the United States and are otherwise not “U.S. Persons” as that term is defined in Rule 902(k) of Regulation S of the Act. The funds we have raised in the above financings are not sufficient to bring our Duesenberg EV and Duesenberg Heritage vehicle production plans to completion, and we will require additional funding. We cannot assure the reader that we will be successful in securing the further funding as required.

Recent Corporate Events

The following corporate developments have occurred during the quarter ended January 31, 2023, and up to the date of the filing of this Quarterly Report:

Debt Restructuring

On December 12, 2022, we entered into a debt settlement agreement with Mr. Brendan Norman, the Company’s Chief Strategy Officer (“CSO”), who agreed to settle a total of $265,674 the Company owed him in exchange for 2,415,218 Shares. On the same date we entered into two separate debt settlement agreements for a total of   $31,267 to be converted into 284,245 Shares with debt holders, who we issued notes payable which were payable on demand and carried 4% annual interest rate compounded monthly. These transactions resulted in a loss on debt settlement of $348,231. The shares were issued pursuant to the provisions of Regulation S of the Act based on the representations received from the debt holders that they were not residents of the United States and were otherwise not “U.S. Persons” as that term is defined in Rule 902(k) of Regulation S of the Act.

Private Placement Financings

On February 17, 2023, we closed a private placement financing by issuing 333,333 Shares for gross proceeds of $50,000. The Shares were issued to Mr. Brendan Norman, the Company’s CSO, pursuant to the provisions of Regulation S of the Act, as Mr. Norman confirmed that he is not a resident of the United States and is otherwise not a “U.S. Person” as that term is defined in Rule 902(k) of Regulation S of the Act.

License Agreement with Brightcliff Limited

On March 2, 2023, the Company entered into a manufacturing, sales, servicing, merchandise and license agreement

(the “Agreement”), with Brightcliff Limited (“Brightcliff”).

The Agreement gives the Company a right to use Duesenberg’s logo and trademark (The “Licensed Trademarks”) in designing, developing, and manufacturing electric vehicles as well as various associated merchandise with the Licensed Trademarks for 20 years. As consideration for the license, the Company agreed to a $5,000,000 fee, payable in cash or common shares, which shares would be issued at 25% discount to current market value. In addition, the Company will have to pay a royalty of 3% from gross revenue on sales of the trademark products.

The Company is unable to sublicense the Licensed Trademarks without the prior written consent of Brightcliff, and subject to payment of a sublicensing fee in the amount of $1,000,000 in cash or stock, at Brightcliff’s sole option, along with a royalty fee at the rate of 8% of the sublicensee’s revenue from its sale of the Licensed Products.

The Agreement will be terminated and the Company will lose its rights to the Licensed Trademarks if the Company failed to have licensed products ready for sale to the public within five years of the effective date of the Agreement.

The Agreement with Brightcliff is considered a related party transaction as the Company’s CEO and director is a shareholder and director of Brightcliff.

License Agreement with Duesenberg Korea

On March 3, 2023, the Company entered into a manufacturing, sales, servicing, merchandise and license agreement with Duesenberg Korea Inc. (“DKI”) (the “Sublicense Agreement”). Under the terms of the Sublicense Agreement, the Company has granted a license to DKI to design, develop, and manufacture electric vehicles and associated merchandise using Duesenberg logo and trademark in South Korea.

The Sublicense Agreement is for a term of 20 years and includes a royalty fee of 4% payable on gross revenue from the sale of the products and merchandise marketed under Duesenberg’s logo and trademark.

The Sublicense Agreement will be terminated and DKI will lose its rights to the Licensed Trademarks if DKI failed to have licensed products ready for sale to the public within three years of the effective date of the Sublicense Agreement.

Brightcliff has agreed to waive the sublicensing fee and royalty fee that would otherwise be applicable to Brightcliff as a result of this Sublicense Agreement.

Summary of Financial Condition

	January 31, 2023	October 31, 2022
Working capital deficit	$(998,815)	$(1,090,400)
Current assets	$65,948	$286,892
Total liabilities	$1,064,763	$1,377,292
Common stock and additional paid-in capital	$10,963,028	$10,317,857
Deficit	$(11,897,147)	$(11,314,321)
Accumulated other comprehensive loss	$(92,746)	$(93,419)

Results of Operation

Our operating results for the three-month periods ended January 31, 2023 and 2022, and the changes in the operating results between those periods are summarized in the table below.

Three-Month Summary

	Three Months Ended January 31,		Percentage
	2023	2022	Change
Revenue	$-	$9,475	(100)%
Operating expenses	(235,905)	(376,329)	(37)%
Foreign exchange	(3,286)	(2,142)	53%
Loss on debt settlement	(34,188)	-	n/a
Interest expense	(2,447)	(1,448)	69%
Net loss	(582,826)	(370,444)	(27)%
Translation to reporting currency	673	6,094	(85)%
Comprehensive loss	$(582,153)	$(364,350)	(26)%

Revenue

During the three-month period ended January 31, 2023, we did not generate any revenue from our operations, as our customers’ financial position had been affected by COVID-19 pandemic, and they were not in position to pay for the services.  During the comparative three-month period ended January 31, 2022, we generated $7,155 in revenue from our SMART Systems software licensing and maintenance of the applications required to run SMART Systems. Our first customer was Duesey Coffee and Chocolates Sdn Bhd (“Duesey Coffee”), of which Mr. Lim is a 50% shareholder. In addition, we generated $3,000 from WeChat Online product, which was developed specifically for Duesey Coffee in P.R. China, which was managed by Shanghai Duesenberg Marketing Planning Co Ltd, our second customer.

Operating Expenses

Our operating expenses for the three-month periods ended January 31, 2023 and 2022, consisted of the following:

	Three Months Ended January 31,		Percentage
	2023	2022	Change
Operating expenses:
Accounting	$23,304	$6,539	256%
Amortization	319	339	(6)%
General and administrative expenses	23,334	31,495	(26)%
Management fees	18,000	18,000	0%
Professional fees	1,878	4,780	(61)%
Regulatory and filing	7,685	3,884	98%
Research and development costs	45,533	192,025	(76)%
Salaries and wages	100,154	119,267	(16)%
Travel and entertainment	15,698	-	n/a
Total	$235,905	$376,329	(37)%

During the three-month period ended January 31, 2023, our operating expenses decreased by $140,424 or 37% from $376,329, for the three months ended January 31, 2022, to $235,905 for the three months ended January 31, 2023. The most significant change in our operating expenses was associated with $45,533 in research and development costs we incurred for the design of Duesenberg Heritage vehicles, which decreased by $146,492, as compared to $192,025 we recorded for the three-month period ended January 31, 2022. Second largest contributing factor to our operating expenses for the three-month period ended January 31, 2023, was associated with salaries and wages expense of $100,154, which represented 42% of our operating expenses. During the comparative three-month period ended January 31, 2022, our salaries and wages expense was $119,267, representing 32% of total operating expenses for that period. The current period reduction in salaries and wages, as compared to prior period, was mostly associated with restructuring of the payroll to our CSO, Brendan Norman, who, as of December 1, 2022, agreed to switch from payroll to consulting, and to reduce his fees from $15,000 per month to $5,000 per month. Our accounting fees increased by $16,765 to $23,304 for the three-month period ended January 31, 2023, and were associated with increased audit and review fees we incurred due to increased complexity of our business operations. Our general and administrative expenses decreased by $8,161, or 26% from $31,495 we incurred during the period ended January 31, 2022, to $23,334 we incurred for the three-month period ended January 31, 2023; general and administrative expenses included administrative fees of $11,123 (2022 - $11,848), and $10,000 in consulting fees (2022 - $Nil).

Other Items

During the three months ended January 31, 2023, we recorded $2,447 (2022 - $1,448) in interest expense and $3,286 in realized foreign exchange loss (2022 - $2,142) associated with the fluctuation in foreign exchange rates between the US, Canadian, Malaysian, and Hong Kong currencies. In addition, we recorded $341,188 loss on debt settlement, associated with conversion of $31,267 we owed to our debt holders on account of notes payable which accumulated interest at 4% per annum and were due on demand, and conversion of $265,674 we owed to our CSO, Brendan Norman for a total of 2,699,463 Shares valued at $645,171. The debt was converted at $0.11 per share at the time when our shares traded at $0.239, resulting in $348,231 loss on conversion of debt. This loss was in part offset by $7,042 in debt that was forgiven by one of our vendor. We did not have similar transactions during the three-month period ended January 31, 2022.

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

Liquidity and Capital Resources

GOING CONCERN

The unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. We have generated only minimal revenue from operations since inception, have never paid any dividends and are unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. Our continuation as a going concern depends upon the continued financial support of our shareholders and management, our ability to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations.

Based upon our current plans, we expect to incur operating losses in future periods. At January 31, 2023, we had a working capital deficit of $998,815 and accumulated losses of $11,897,147 since inception. These factors raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we will be able to generate significant revenues in the future. The consolidated financial statements included with this Quarterly Report on Form 10-Q do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern. Therefore, we may be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

Working Capital Deficit

	At January 31, 2023	At October 31, 2022
Current assets	$65,948	$286,892
Current liabilities	(1,064,763)	(1,377,292)
Working capital deficit	$(998,815)	$(1,090,400)

During the three-month period ended January 31, 2023, our working capital deficit decreased by $91,585, from $1,090,400 as at October 31, 2022, to $998,815 as at January 31, 2023. The decrease in the working capital deficit was primarily related to a decrease in our current liabilities of $312,529. This change was associated with a $301,365 decrease in amounts payable to our related parties, mainly on account of conversion of $265,674 we owed our CSO in exchange for 2,415,218 Shares. This decrease was further amplified  by conversion of $31,267 in outstanding notes payable into 284,241 Shares. These decreases were in part offset by an increase in accounts payable of $11,917 to $559,400 as compared to $547,483 as at October 31, 2022, and increase in accrued liabilities of $5,229 to $33,999, as compared to $28,770 as at October 31, 2022. Our current assets decreased by $220,944 from $286,892 at October 31, 2022, to $65,948 at January 31, 2023. The decrease was mainly associated with decreased cash balance of $47,362, as compared to $253,002 we had on October 31, 2022, with decreased amounts receivable, which at January 31, 2023, totaled $976, as compared to $1,182 we recorded as receivable at October 31, 2022, and with decreased prepaids of $17,610, as compared to $32,708 as at October 31, 2022.

Cash Flows

	Three Months Ended January 31,
	2023	2022
Net cash used in operating activities	$(238,460)	$(19,267)
Net cash provided by financing activities	28,290	14,220
Effect of exchange rate changes on cash	4,530	(6)
Net decrease in cash	$(205,640)	$(5,053)

Net cash used in operating activities

During the three-month period ended January 31, 2023, we used $238,460 to support our operating activities. This cash was used to cover our cash operating expenses of $234,919, determined as net loss of $582,826 decreased by non-cash transactions totaling $347,907, and to decrease amounts due to our related parties by $50,352. These uses of cash were offset by $24,536 increase in accrued salaries due to our related parties, decrease in our prepaids and amounts receivable of $15,560 and $227, respectively, and by an increase in our accounts payable and accrued liabilities of $6,488.

During the three-month period ended January 31, 2022, we used $19,267 to support our operating activities. This cash was used to cover our cash operating expenses of $365,501, determined as net loss of $370,444 decreased by non-cash transactions totaling $4,943, to increase our receivables by $314, and to increase our prepaids by $12,041. These uses of cash were offset by increases in our accounts payable and accrued liabilities of $37,365, an increase to accrued salaries payable to our management team of $117,000, and by an increase to amounts due to our related parties of $204,224.

Non-cash operating activities

During the three-month period ended January 31, 2023, we recorded $1,284 in accrued interest on the notes payable, and $1,163 in accrued interest on the note payable issued to Mr. Lim. In addition, we recorded $319 in amortization of our office equipment, and $3,953 in foreign exchange fluctuation between the US, Canadian, Malaysian, and Hong Kong currencies. We also recorded $341,188 as loss on debt settlement.

During the three-month period ended January 31, 2022, we recorded $1,448 in interest on the notes payable. In addition, we recorded $339 in amortization of our office equipment, and $3,156 in foreign exchange fluctuation between the US, Canadian, Malaysian, and Hong Kong currencies.

Net cash provided by financing activities

During the three-month period ended January 31, 2023, we received $28,290 from Mr. Brendan Norman as subscription to our shares. These shares were issued on February 17, 2023.

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

As of January 31, 2023, we had cash on hand of $47,362 and working capital deficit of $998,815, which raises substantial doubt about our continuation as a going concern. We plan to mitigate our losses in future years by controlling our operating expenses and actively seeking new distribution channels for our Duesenberg products, Duesenberg EV, and Duesenberg Heritage Vehicles. We cannot provide assurance that we will be successful in generating additional capital to support our development. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Foreign Currency Translation and Transaction

The Parent Company’s functional currency is the Canadian dollar, Duesenberg Malaysia’s functional currency is Malaysian Ringgit, and Duesenberg Evolution’s functional currency is Hong Kong dollar. Duesenberg Nevada and Duesenberg Heritage functional currency is the United States dollar. The Company’s reporting currency is the United States dollar. The Company translates assets and liabilities to US dollars using period-end exchange rates, and translates revenues and expenses using average exchange rates during the period. Gains and losses arising on translation to the reporting currency are included in the other comprehensive income.

Foreign exchange gains and losses on the settlement of foreign currency transactions are included in foreign exchange expense. Except for translations of intercompany balances, all translations of monetary balances to the functional currency at the period-end exchange rates are included in foreign exchange expense. The translations of intercompany balances to the functional currency at the period-end exchange rates are included in accumulated other comprehensive income or loss.

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

At January 31, 2023, we had $2,602 in cash on deposit with a large chartered Canadian bank, $44,313 in cash on deposit with a bank in Malaysia, and $447 in cash on deposit with a bank in Hong Kong. As part of our cash management process, we perform periodic evaluations of the relative credit standing of these financial institutions. We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended January 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

We incorporate by reference the Risk Factors included as Item 1A of our Annual Report on Form 10-K we filed with the Securities and Exchange Commission on February 17, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On December 12, 2022, Mr. Norman, the Company’s CSO, agreed to convert a total of $265,674 the Company owed him on account of unpaid salary and reimbursable expenses into 2,415,222 shares of the Company’s common stock. The shares were issued on December 28, 2022, and were valued at $577,238.

On December 12, 2022, the Company converted a $31,267 in outstanding 4% notes payable into 284,241 shares of its common stock.  The shares were issued on December 28, 2022, and were valued at $67,933.

Above Shares were issued pursuant to the provisions of Regulation S of the United States Securities Act of 1933, as amended (the “Act”) to the persons who certified they were not residents of the United States and were otherwise not “U.S. Persons” as that term is defined in Rule 902(k) of Regulation S of the Act.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

The following table sets out the exhibits either filed herewith or incorporated by reference.

Exhibit	Description
3.1	Notice of Articles.(4)
3.2	Articles.(1)
3.3	Certificate of Continuation.(2)
3.4	Certificate of Change of Name dated January 6, 2014.(4)
3.5	Certificate of Change of Name dated February 11, 2015.(6)
3.6	Certificate of Change of Name dated December 23, 2020.(10)
3.7	Notice of Articles dated December 23, 2020(10)
10.1	Software Purchase Agreement between the Company and Hampshire Capital Limited. dated January 8, 2015.(5)
10.2	Service Agreement between VGrab International Ltd. and Hampshire Infotech SDN BHD dated July 12, 2015.(7)
10.3	Mobile Application Development Agreement between VGrab Asia Ltd. and Mr. Zheng Qing, Mr. Gu Xianwin and Ms. Chen Weijie dated March 5, 2019.(8)
10.4	Debt Settlement Agreement between VGrab Communications Inc. and HG Group Sdn Bhd dated July 9, 2019. (8)
10.5	Debt Settlement Agreement between VGrab Communications Inc. and Chen Weijie dated August 30, 2019. (8)
10.6	Debt Settlement Agreement between VGrab Communications Inc. and Gu Xianwin dated August 30, 2019. (8)
10.7	Debt Settlement Agreement between VGrab Communications Inc. and Zheng Qing dated August 30, 2019. (8)
10.8	Debt Settlement Agreement between VGrab Communications Inc. and Hampshire Avenue Sdn Bhd dated September 2, 2019. (8)
10.9	Debt Settlement Agreement between VGrab Communications Inc. and Liew Choong Kong dated October 3, 2019. (8)
10.10	Debt Settlement Agreement between Mr. Lim Hun Beng and VGrab Communications Inc. dated October 6, 2020. (9)
10.11	Debt Settlement Agreement between Mr. Liong Fook Weng and VGrab Communications Inc. dated October 6, 2020. (9)
10.12	Debt Settlement Agreement between Mr. Ong See Ming and VGrab Communications Inc. dated October 6, 2020. (9)
10.13	General service agreement between Rocket Supreme S.L. and Duesenberg Inc.(11)
10.14	Employment Agreement between Duesenberg Inc. and Mr. Brendan Norman dated for reference January 15, 2021(12)
10.15	Employment Agreement between Duesenberg Inc. and Mr. Ian Thompson dated for reference January 15, 2021(12)
10.16	Debt Settlement Agreement between Mr. Lim Hun Beng and Duesenberg Technologies Inc. dated March 9, 2021 (13)
10.17	Debt Settlement Agreement between Hampshire Avenue SDN BHD and Duesenberg Technologies Inc. dated March 9, 2021 (13)
10.18	Digitalization Development Agreement between Hampshire Automotive Sdn Bhd and Duesenberg Technologies Malaysia Sdn Bhd dated April 16, 2021
10.19	Consulting Agreement between the Company and Veritas Consulting Group Inc. dated June 22, 2021.(14)
10.20	Share Reimbursement Agreement with Lim Kaishen dated August 6, 2021.(15)

Exhibit	Description
10.21	Debt Settlement Agreement between Mr. Ian George Thompson and Duesenberg Technologies Inc. dated August 30, 2021(15)
10.22	Share Subscription Agreement dated for reference February 11, 2022, between the Company and Hampshire Brands (PTE) LTD(16)
10.23	Debt Conversion Agreement dated for reference February 24, 2022, between the Company and Mr. Lim Hung Beng(16)
10.24	Debt Conversion Agreement dated for reference February 24, 2022, between the Company and Mr. Ong See-Ming(16)
10.25	Settlement agreement and mutual release between the Company and Veritas Consulting Group Inc. dated May 5, 2022(17)
10.26	Share Subscription Agreement dated for reference June 17, 2022, between the Company and Hampshire Brands (PTE) LTD(18)
10.27	Share Subscription Agreement dated for reference August 23, 2022, between the Company and Lim Hun Beng(20)
10.28	At-will Contract for Services Agreement between Duesenberg Inc. and Brendan Scott Norman, dated December 1, 2022(20)
10.29	Debt Settlement Agreement between Mr. Brendan Norman and Duesenberg Technologies Inc. dated December 12, 2022(19)
10.30	Debt Settlement Agreement between Mr. Ralph Biggar and Duesenberg Technologies Inc. dated December 12, 2022. (19)
10.31	Debt Settlement Agreement between Rain Communications Corp. and Duesenberg Technologies Inc. dated December 12, 2022. (19)
10.32	Share Subscription Agreement dated for reference January 18, 2023, between the Company and Brendan Scott Norman
10.33	Manufacturing, Sales, Servicing Merchandise and License Agreement between the Company and Brightcliff Limited. dated March 2, 2023. (21)
10.34	Manufacturing, Sales, Servicing Merchandise and License Agreement between the Company and Duesenberg Korea Inc. dated March 3, 2023. (21)
16.1	Code of Ethics.(3)
31.1	Certification of CEO pursuant to Rule 13a-14(a) and 15d-14(a).
31.2	Certification of CFO pursuant to Rule 13a-14(a) and 15d-14(a).
32.1	Certification of CEO pursuant to Section 1350 of Title 18 of the United States Code.
32.2	Certification of CFO pursuant to Section 1350 of Title 18 of the United States Code.
99.1	Audit Committee Charter(3)
101

The following unaudited interim consolidated financial statements from the registrant’s Quarterly Report on Form 10-Q for the three months ended January 31, 2023, formatted in iXBRL;

(i) Condensed Consolidated Balance Sheets at January 31, 2023 and October 31, 2022;

(ii) Condensed Consolidated Statements of Operations for the Three Months ended January 31, 2023 and 2022;

(iii) Condensed Consolidated Statements of Stockholders’ Deficit for the Three-month Periods Ended January 31, 2023 and 2022;

(iv) Condensed Consolidated Statement of Cash Flows for the Three Months ended January 31, 2023 and 2022; and

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

(16)Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 1, 2022

(17)Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on May 20, 2022

(18)Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed on June 22, 2022

(19)Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on January 9, 2023

(20)Filed with the SEC as an exhibit to our Annual Report on Form 10-K filed on February 17, 2023

(21)Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on March 20, 2023

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 3, 2023

DUESENBERG TECHNOLOGIES INC.

By:	/s/ Lim Hun Beng
Lim Hun Beng Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ Liong Fook Weng
Liong Fook Weng Chief Financial Officer (Principal Accounting Officer)