Form 10-Q
period 2023-04-30
DUESENBERG TECHNOLOGIES INC.
filed 2023-10-17
CIK 1551887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2023

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to_______

Commission File Number 000-54800

DUESENBERG TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

British Columbia, Canada	99-0364150
(State or other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

No 21, Denai Endau 3, Seri Tanjung, Pinang
Tanjung Tokong, Penang, Malaysia	10470
(Address of Principal Executive Offices)	(Zip Code)

+1-236-304-0299

Registrant’s telephone number, including area code

n/a

(Former name, former address and former fiscal year,

if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	DUSYF	OTC Expert Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§230.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☒

i

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated file,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of October 17, 2023, the number of shares of the registrant’s common stock outstanding was 76,292,446.

ii

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DUESENBERG TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	April 30, 2023	October 31, 2022

ASSETS

Current assets
Cash	$13,138	$253,002
Receivables	843	1,182
Prepaids	13,229	32,708
Total current assets	27,210	286,892

Equipment	-	517
License	4,390,481	-
Total assets	$4,417,691	$287,409

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$610,155	$547,483
Accrued liabilities	16,222	28,770
Due to related parties	2,984,027	695,755
Notes payable	76,794	105,284
Total liabilities	3,687,198	1,377,292

Stockholders’ equity (deficit)
Common stock, no par value, unlimited number authorized, 76,292,446 and 58,444,835 issued and outstanding at April 30, 2023 and October 31, 2022, respectively	13,040,126	10,419,029
Additional paid-in capital	(101,172)	(101,172)
Accumulated other comprehensive loss	(115,854)	(93,419)
Deficit	(12,092,607)	(11,314,321)
Total stockholders’ equity (deficit)	730,493	(1,089,883)
Total liabilities and stockholders’ equity (deficit)	$4,417,691	$287,409

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DUESENBERG TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Three Months Ended April 30,		Six Months Ended April 30,
	2023	2022	2023	2022

Revenue	$-	$10,111	$-	$19,586

Operating expenses
Accounting	17,678	12,410	40,982	18,949
Amortization	35,676	326	35,995	665
General and administrative expenses	28,267	14,843	51,601	46,338
Management fees	18,000	66,000	36,000	84,000
Professional fees	10,309	2,291	12,187	7,071
Regulatory and filing	7,911	14,650	15,596	18,534
Research and development costs	28,856	152,091	74,389	344,116
Salaries and wages	72,400	121,791	172,554	241,058
Travel and entertainment	399	2,211	16,097	2,211
	(219,496)	(386,613)	(455,401)	(762,942)
Other items
Foreign exchange	26,696	12,978	23,410	10,836
Interest expense	(2,660)	(1,418)	(5,107)	(2,866)
Loss on debt settlement	-	-	(341,188)	-
Net loss	(195,460)	(364,942)	(778,286)	(735,386)

Translation to reporting currency	(23,108)	(19,264)	(22,435)	(13,170)
Comprehensive loss	$(218,568)	$(384,206)	$(800,721)	$(748,556)

Loss per share - basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of shares outstanding:	65,575,426	48,219,769	62,458,118	46,896,328

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DUESENBERG TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Common Stock
	Shares	Amount	Obligation to Issue Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income/(Loss)	Deficit	Total

Balance at October 31, 2021	45,616,043	$8,503,314	$76,950	$(111,119)	$26,838	$(9,457,922)	$(961,939)
Translation to reporting currency	-	-	-	-	6,094	-	6,094
Net loss	-	-	-	-	-	(370,444)	(370,444)
Balance at January 31, 2022	45,616,043	8,503,314	76,950	(111,119)	32,932	(9,828,366)	(1,326,289)

Common shares issued for private placements	2,511,962	502,393	-	-	-	-	502,393
Common shares issued for debt	663,140	132,628	-	-	-	-	132,628
Common shares issued for services	390,000	124,950	(76,950)	-	-	-	48,000
Translation to reporting currency	-	-	-	-	(19,264)	-	(19,264)
Net loss	-	-	-	-	-	(364,942)	(364,942)
Balance at April 30, 2022	49,181,145	$9,263,285	$-	$(111,119)	$13,668	$(10,193,308)	$(1,027,474)

Balance at October 31, 2022	58,444,835	$10,419,029	$-	$(101,172)	$(93,419)	$(11,314,321)	$(1,089,883)
Common shares issued for debt	2,699,463	645,171	-	-	-	-	645,171
Common shares subscribed	-	-	28,290	-	-	-	28,290
Translation to reporting currency	-	-	-	-	673	-	673
Net loss	-	-	-	-	-	(582,826)	(582,826)
Balance at January 31, 2023	61,144,298	11,064,200	28,290	(101,172)	(92,746)	(11,897,147)	(998,575)

Common shares issued for private placements	333,333	50,000	(28,290)	-	-	-	21,710
Common shares issued for license	14,814,815	1,925,926	-	-	-	-	1,925,926
Translation to reporting currency	-	-	-	-	(23,108)	-	(23,108)
Net loss	-	-	-	-	-	(195,460)	(195,460)
Balance at April 30, 2023	76,292,446	$13,040,126	$-	$(101,172)	$(115,854)	$(12,092,607)	$730,493

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DUESENBERG TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Six Months Ended April 30,
	2023	2022
Cash flow used in in operating activities
Net loss	$(778,286)	$(735,386)
Adjustments to reconcile net loss to net cash used in operating activities
Accrued interest on related party notes	2,398	-
Accrued interest on notes payable	2,399	2,866
Amortization	35,995	665
Loss on debt settlement	341,188	-
Non-cash management fees	-	48,000
Foreign exchange	(17,466)	(12,725)
Changes in operating assets and liabilities
Receivables	343	(12,433)
Prepaids	19,587	(7,315)
Accounts payable and accrued liabilities	40,598	16,513
Due to related parties	(20,078)	(10,651)
Accrued salaries due to related parties	63,694	223,052
Net cash used in operating activities	(309,628)	(487,414)

Cash flows provided by financing activities
Shares issued for private placement	50,000	502,393
Loans payable to related party	19,179	-
Net cash provided by financing activities	69,179	502,393

Effect of exchange rate changes on cash	585	(1,042)

Net increase/(decrease) in cash	(239,864)	13,937
Cash, beginning	253,002	7,434
Cash, ending	$13,138	$21,371

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DUESENBERG TECHNOLOGIES INC.

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2023

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Nature of Operations

Duesenberg Technologies Inc. (the “Company”) was incorporated on August 4, 2010. On April 15, 2011, the Company changed its place of incorporation from the State of Nevada to the Province of British Columbia, Canada. The Company’s common shares trade on the OTC Markets inter-dealer quotation system under the ticker symbol DUSYF.

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

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended October 31, 2022, included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 17, 2023. The unaudited condensed consolidated financial statements of the Company should be read in conjunction with those financial statements for the year ended October 31, 2022, included in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three- and six-month periods ended April 30, 2023, are not necessarily indicative of the results that may be expected for the year ending October 31, 2023.

Going Concern

The Company’s condensed consolidated financial statements are prepared on a going concern basis in accordance with GAAP which contemplate the realization of assets and discharge of liabilities and commitments in the normal course of business. To date the Company has accumulated losses of $12,092,607 since inception. Continuation of the Company as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and ultimately upon its ability to achieve profitable operations. To date the Company has funded its operations through the issuance of capital stock and debt. Management plans to raise additional funds through equity and/or debt financing. There is no certainty that further funding will be available as needed. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern. The Company’s ability to continue its operations as a going concern, realize the carrying value of its assets, and discharge its liabilities in the normal course of business is dependent upon its ability to raise new capital sufficient to fund its commitments and ongoing losses, and ultimately on generating profitable operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. On consolidation, all intercompany balances and transactions are eliminated.

Intangible Assets

The Company classifies intangible assets into three categories: (1) intangible assets with definite lives subject to amortization, (2) intangible assets with indefinite lives not subject to amortization and (3) goodwill. The Company determines the useful lives of its identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors considered when determining useful lives include the contractual term of any agreement related to the asset, the historical performance of the asset, the Company's long-term strategy for using the asset, any laws or other local regulations which could impact the useful life of the asset, and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have definite lives are amortized, primarily on a straight-line basis, over their useful lives, generally ranging from 1 to 20 years.

When facts and circumstances indicate that the carrying value of definite-lived intangible assets may not be recoverable, management assesses the recoverability of the carrying value by preparing estimates of sales volume and the resulting profit and cash flows expected to result from the use of the asset or asset group and its eventual disposition. These estimated future cash flows are consistent with those we use in our internal planning. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount of the asset or asset group exceeds the fair value. The Company uses a variety of methodologies to determine the fair value of these assets, including discounted cash flow models, which are consistent with the assumptions management believes hypothetical marketplace participants would use.

As at April 30, 2023, the Company determined that the License acquired from Brightcliff Limited (“Brightcliff”) (Note 9) qualified as an intangible asset with definitive life subject to amortization.

NOTE 3 - RELATED PARTY TRANSACTIONS

The following amounts were due to related parties as at:

	April 30, 2023	October 31, 2022
Due to the Chief Executive Officer (“CEO”) and Director of the Company(a)	$48,289	$31,455
Due to a company controlled by the CEO and Director of the Company(a)	-	82,477
Due to a company controlled by the CEO and Director of the Company(e)	2,500,000	-
Notes payable to the CEO and Director of the Company (b)	136,537	112,160
Due to the Chief Financial Officer (“CFO”) and Director of the Company(a)	184,201	148,481
Due to the Chief Strategy Officer (“CSO”) of the Company’s subsidiary(a)	25,000	250,675
Due to a Director of the Company(a)	36,000	24,000
Due to a Director of the Company(a)	36,000	24,000
Due to a Director of the Company(a)	18,000	6,000
Due to a former Director of the Company(c)	-	16,000
Due to a major shareholder for payments made on behalf of the Company(d)	-	507
Total due to related parties	$2,984,027	$695,755

(a) Amounts are unsecured, due on demand and bear no interest.

(b) Amounts are unsecured, due on demand and bear interest at 4%.

(c) Mr. Chee Wai Hong resigned from his position as a director of the Company on July 6. 2022, therefore as at April 30, 2023, the amount owed to Mr. Chee Wai Hong, being $16,000 has been included with trade payables.

(d) this Company ceased to be related party, therefore the amount owed has been included with trade payables.

(e) The amount is payable by March 2, 2024. At the discretion of the Company, the amount can be paid in cash or converted to shares at $0.16875 per share, in accordance with a letter the Company received from Brightcliff on March 27, 2023.

Transactions with CEO and Director of the Company

During the six-month period ended April 30, 2023, the Company incurred $60,016 (2022 - $59,801) in wages and salaries to Mr. Lim Hun Beng, the Company’s CEO, President, and director. In addition, the Company incurred $12,174 (2022 - $14,212) in reimbursable expenses with Mr. Lim. During the six-month period ended April 30, 2022, Mr. Lim advanced the Company $20,550 in the form of vendor payments made by him on behalf of the Company. During the six-month period ended April 30, 2023, Mr. Lim lent the Company a total of $19,179 (MYR86,000) in exchange for 4% notes payable that are due on demand.

During the six-month period ended April 30, 2023, the Company accrued $2,398 in interest expense on a total of $133,647 (MYR596,000) the Company owed to Mr. Lim under notes payable. The notes payable accumulate interest at 4% per annum compounded monthly, and are due on demand (2022 - $Nil).

Transactions with Companies Controlled by the CEO and Director of the Company

During the six-month period ended April 30, 2023, the Company incurred $50,987 (2022 - $342,322) to Hampshire Automotive Sdn Bhd. (“Hampshire Automotive”) a private company of which Mr. Joe Lim is a 33% shareholder, for engineering and drafting of the Duesenberg Heritage vehicles, which fees were recorded as part of research and development fees.

On March 2, 2023, the Company entered into an agreement (the “Agreement”) with Brightcliff, a company of which Mr. Lim is major shareholder and director of. The Agreement gave the Company a right to use Duesenberg’s logo and trademark (the “Licensed Trademarks”) in designing, developing, and manufacturing electric vehicles as well as various associated merchandise with the Licensed Trademarks for 20 years. As consideration for the license, the Company agreed to a $5,000,000 fee (the “Licensing Fee”), payable in cash or common shares issued at $0.16875. In addition, the Company agreed to a 3% royalty payable on gross revenue from sales of the trademarked products (Note 9).

On April 5, 2023, the Company issued 14,814,815 Shares as payment for the 50% of the Licensing Fee. The number of shares was determined based on March 2, 2023, share price discounted at 25% and in accordance with a letter from Brightcliff agreeing to amend the conversion price of $0.16875 per share. The Shares issued had a fair value of $1,925,926 (Note 6).

During the comparative six-month period ended April 30, 2022, the Company recognized $14,263 in revenue from licensing and maintenance of its SMART Systems applications to a company of which Mr. Lim is a 50% shareholder. Due to the unfavorable economic conditions following the COVID-19 pandemic, the customer was unable to continue paying for the services, and therefore the Company did not record any revenue from this customer during the six-month period ended April 30, 2023.

Transactions with CFO and Director of the Company

During the six-month period ended April 30, 2023, the Company incurred $48,012 (2022 - $47,841) in wages and salaries to Mr. Liong Fook Weng, the Company’s CFO and director. In addition, the Company incurred $6,540 (2022 - $5,046) in reimbursable expenses with Mr. Liong.

Transactions with Directors of the Company

During the six-month period ended April 30, 2023, the Company incurred a total of $36,000 in management/director fees to its directors (2022 - $36,000).

Transactions with CSO of the Company

During the six-month period ended April 30, 2023, the Company incurred $15,000 (2022 - $90,000) in wages and salaries to its CSO, Mr. Brendan Norman. On December 1, 2022, Mr. Norman and the Company reached an agreement to amend his employment agreement by reducing his monthly fee from $15,000 per month, to $5,000 per month, the amended fees are reported as consulting fees included in general and administrative expenses. During the six-month period ended April 30, 2023, the Company incurred a total of $25,000 in consulting fees with Mr. Norman (2022 - $Nil). In addition, on December 12, 2022, Mr. Norman agreed to convert $265,674 the Company owed him on account of unpaid salary and reimbursable expenses into 2,415,222 shares of the Company’s common stock. These shares were issued on December 28, 2022 (Note 6) and resulted in $311,564 loss on conversion of debt. On January 18, 2023, the Company entered into a subscription agreement with Mr. Norman to issue 333,333 Shares at $0.15 per Share for total proceeds of $50,000; the Shares were issued on February 17, 2023.

NOTE 4 - EQUIPMENT

Changes in the net book value of the equipment at April 30, 2023 and at October 31, 2022 are as follows:

	April 30, 2023	October 31, 2022
Net book value, beginning of the period	$517	$1,952
Amortization	(550)	(1,299)
Foreign exchange	33	(136)
Net book value, end of the period	$-	$517

NOTE 5 - NOTES PAYABLE

The following amounts were due under notes payable at April 30, 2023 and October 31, 2022:

	April 30, 2023	October 31, 2022
Balance, beginning of the period	$105,284	$106,892
Debt converted to shares	(31,267)	-
Interest accrued during the period	2,399	5,787
Foreign exchange	378	(7,395)
Balance, end of the period	$76,794	$105,284

During the six-month period ended April 30, 2023, the Company accrued $2,256 in interest on the CAD$83,309 note payable accumulating 6% interest compounded monthly (2022 - $2,268). The note payable is unsecured and due on demand. As at April 30, 2023, the Company owed a total of $76,794 under this note payable (2022 - $76,777).

In addition, during the six-month period ended April 30, 2023, the Company accrued $143 (2022 - $598) in interest on the notes payable totaling $29,000, which accumulated interest at 4% compounded monthly. On December 12, 2022, the holders of these notes payable agreed to convert the full amount the Company owed under these notes, being $31,267, including interest accrued thereon up to December 12, 2022, into 284,241 shares of the Company. These shares were issued on December 28, 2022 (Note 6), and resulted in $36,666 loss on conversion of debt.

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

On January 18, 2023, the Company entered into a subscription agreement with Mr. Norman to issue 333,333 Shares at $0.15 per Share for total proceeds of $50,000 (Note 3). The Shares were issued on February 17, 2023.

On April 5, 2023, the Company issued 14,814,815 Shares to Brightcliff, a company of which Mr. Lim is major shareholder and director of, as payment for the 50% of the Licensing Fee (Notes 3 and 9). The number of shares was determined based on March 2, 2023, share price discounted at 25%. At the time of issuance, the Shares had a fair value of $1,925,926.

Warrants and Options

During the six-month period ended April 30, 2023, and for the year ended October 31, 2022, the Company did not have any warrants or options issued and exercisable.

NOTE 7 - FORGIVENESS OF DEBT

During the six-month period ended April 30, 2023, one of the vendors of the Company agreed to forgive a total of $7,394, the Company owed for the services (2022 - $Nil). The gain on forgiveness of debt, being $7,042 was included as part of loss on debt settlement (2022 - $Nil).

NOTE 8 - SEGMENT INFORMATION

The Company has one segment, being the development of Electrical Vehicles and applications based on the VGRAB technology. As at April 30, 2023, the Company did not have any long-lived assets, as compared to $517 the Company held in Asia and $Nil in Canada and the US as at October 31, 2022. The Company’s revenues from customers for the same period were $Nil (2022 - $19,586) with all revenue attributable to operations in Asia.

NOTE 9 - LICENSE

On March 2, 2023, the Company entered into an agreement (the “Agreement”) with Brightcliff. The Agreement gives the Company a right to use Duesenberg’s logo and trademark (the “Licensed Trademarks”) in designing, developing, and manufacturing electric vehicles as well as various associated merchandise with the Licensed Trademarks for 20 years. As consideration for the license, the Company agreed to a $5,000,000 Licensing Fee, payable in cash or common shares, which shares would be issued at 25% discount to current market value. In addition, the Company will have to pay a royalty of 3% from gross revenue on sales of the trademark products.

The Company is unable to sublicense the Licensed Trademarks without the prior written consent of Brightcliff, and subject to payment of a sublicensing fee in the amount of $1,000,000 in cash or stock, at Brightcliff’s sole option, along with a royalty fee at the rate of 8% of the sublicensee’s revenue from its sale of the Licensed Products.

The Agreement may be terminated and the Company may lose its rights to the Licensed Trademarks if the Company failed to have licensed products ready for sale to the public within five years of the effective date of the Agreement.

The Agreement with Brightcliff is considered a related party transaction as the Company’s CEO and director is a shareholder and director of Brightcliff.

On April 5, 2023, the Company issued 14,814,815 Shares to Brightcliff as payment for the 50% of the Licensing Fee. The number of shares was determined based on March 2, 2023, share price discounted at 25% and in accordance with the letter from Brightcliff agreeing to the conversion price of $0.16875 per share (Notes 3 and 6).

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

The Sublicense Agreement may be terminated and DKI may lose its rights to the Licensed Trademarks if DKI fails to have licensed products ready for sale to the public within three years of the effective date of the Sublicense Agreement. Brightcliff waived the sublicensing fee and royalty fee that would otherwise be applicable to Brightcliff as a result of this Sublicense Agreement.

At April 30, 2023, the Company recorded $35,445 in amortization expense associated with the Licensed Trademarks.

NOTE 10 - SUBSEQUENT EVENTS

Subsequent to April 30, 2023, the Company borrowed a total of $14,556 in exchange for unsecured notes payable accumulating interest at 8% per annum compounded monthly and due on demand. In addition, the Company borrowed $10,388 from its director and CEO in exchange for an unsecured notes payable accumulating interest at 4% per annum compounded monthly and due on demand.

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

In order to support the development and future production of Duesenberg EV or New Energy Vehicles (“NEV”) as well as Duesenberg Heritage vehicles, we will require significant financing. During the year ended October 31, 2022, we closed two private placement financings by issuing a total of 11,113,152 shares of our common stock (the “Shares”) for gross proceeds of $1,567,184. During the six-month period ended April 30, 2023, we raised an additional $50,000 through a private placement financing which closed on February 17, 2023. The Shares were issued pursuant to the provisions of Regulation S of the United States Securities Act of 1933, as amended (the “Act”) to the persons who are not residents of the United States and are otherwise not “U.S. Persons” as that term is defined in Rule 902(k) of Regulation S of the Act. In addition, we borrowed $14,556 in exchange for 8% notes payable due on demand, and $29,567 from our CEO in exchange for 4% notes payable due on demand. The funds we have raised in the above financings are not sufficient to bring our Duesenberg EV and Duesenberg Heritage vehicle production plans to completion, and we will require additional funding. We cannot assure the reader that we will be successful in securing the further funding as required.

Recent Corporate Events

The following corporate developments have occurred during the quarter ended April 30, 2023, and up to the date of the filing of this Quarterly Report:

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

The Agreement gives the Company a right to use Duesenberg’s logo and trademark (The “Licensed Trademarks”) in designing, developing, and manufacturing electric vehicles as well as various associated merchandise with the Licensed Trademarks for 20 years. As consideration for the license, the Company agreed to a $5,000,000 fee, payable in cash or common shares, which shares would be issued at 25% discount to current market value. On March 27, 2023, the Company received a letter from Brightcliff agreeing to a conversion price at $0.16875 per Share. In addition, the Company will have to pay a royalty of 3% from gross revenue on sales of the trademark products.

The Company is unable to sublicense the Licensed Trademarks without the prior written consent of Brightcliff, and subject to payment of a sublicensing fee in the amount of $1,000,000 in cash or stock, at Brightcliff’s sole option, along with a royalty fee at the rate of 8% of the sublicensee’s revenue from its sale of the Licensed Products.

The Agreement may be terminated and the Company may lose its rights to the Licensed Trademarks if the Company failed to have licensed products ready for sale to the public within five years of the effective date of the Agreement.

The Agreement with Brightcliff is considered a related party transaction as the Company’s CEO and director is a shareholder and director of Brightcliff.

On April 5, 2023, the Company issued 14,814,815 Shares to Brightcliff as payment for the 50% of the Licensing Fee. The number of shares was determined based on March 2, 2023, share price discounted at 25% and in accordance with the letter from Brightcliff agreeing to the conversion price of $0.16875 per share.

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

The Sublicense Agreement may be terminated and DKI may lose its rights to the Licensed Trademarks if DKI fails to have licensed products ready for sale to the public within three years of the effective date of the Sublicense Agreement.

Brightcliff has agreed to waive the sublicensing fee and royalty fee that would otherwise be applicable to Brightcliff as a result of this Sublicense Agreement.

Loan Agreements

Subsequent to April 30, 2023, the Company borrowed a total of $14,556 in exchange for unsecured notes payable accumulating interest at 8% per annum compounded monthly and due on demand. In addition, the Company borrowed $10,388 from its director and CEO in exchange for unsecured notes payable accumulating interest at 4% per annum compounded monthly and due on demand.

BCSC Cease Trade Order

On July 11, 2023, the British Columbia Securities Commission (the “BCSC”) issued a cease trade order in respect of the securities of the Company for failing to timely file its interim financial report for the period ended April 30, 2023, along with the related management’s discussion and analysis (collectively, the “Canadian Filings”). The Company’s inability to file the required Canadian Filings was due to the Company having insufficient funds to complete the review of its quarterly financial statements.

On October 3, 2023, the Company received a deficiency letter from the BCSC, notifying the Company of its failure to comply with continuous disclosure requirements, and the failure to file its interim financial report for the period ended July 31, 2023, along with the related management’s discussion and analysis.

Summary of Financial Condition

	April 30, 2023	October 31, 2022
Working capital deficit	$(3,659,988)	$(1,090,400)
Current assets	$27,210	$286,892
Total liabilities	$3,687,198	$1,377,292
Common stock and additional paid-in capital	$12,938,954	$10,317,857
Deficit	$(12,092,607)	$(11,314,321)
Accumulated other comprehensive loss	$(115,854)	$(93,419)

Results of Operation

Our operating results for the three- and six-month periods ended April 30, 2023 and 2022, and the changes in the operating results between those periods are summarized in the table below.

Three-Month Summary

	Three Months Ended April 30,		Percentage	Six Months Ended April 30,		Percentage
	2023	2022	Change	2023	2022	Change
Revenue	$-	$10,111	(100)%	$-	$19,586	(100)%
Operating expenses	(219,496)	(386,613)	(43)%	(455,401)	(762,942)	(40)%
Foreign exchange	26,696	12,978	106%	23,410	10,836	116%
Loss on debt settlement	-	-	n/a	(341,188)	-	n/a
Interest expense	(2,660)	(1,418)	88%	(5,107)	(2,866)	78%
Net loss	(195,460)	(364,942)	(46)%	(778,286)	(735,386)	6%
Translation to reporting currency	(23,108)	(19,264)	20%	(22,435)	(13,170)	70%
Comprehensive loss	$(218,568)	$(384,206)	(43)%	$(800,721)	$(748,556)	7%

Revenue

During the three- and six-month periods ended April 30, 2023, we did not generate any revenue from our operations, as our customers’ financial positions had been affected by COVID-19 pandemic, and they were not in position to pay for the services.  During the comparative six and three-month periods ended April 30, 2022, we generated $6,431 and $13,586, respectively, in revenue from our SMART Systems software licensing and maintenance of the applications required to run SMART Systems, which we licensed to Duesey Coffee and Chocolates Sdn Bhd (“Duesey Coffee”), of which Mr. Lim is a 50% shareholder. In addition, we generated $3,000 and $6,000, respectively, from WeChat Online product, which was developed specifically for Duesey Coffee in P.R. China, which is managed by Shanghai Duesenberg Marketing Planning Co Ltd.

Operating Expenses

Our operating expenses for the three- and six-month periods ended April 30, 2023 and 2022, consisted of the following:

	Three Months Ended April 30,		Percentage	Six Months Ended April 30,		Percentage
	2023	2022	Change	2023	2022	Change
Operating expenses:
Accounting	$17,678	$12,410	42%	$40,982	$18,949	116%
Amortization	35,676	326	10,844%	35,995	665	5,313%
General and administrative expenses	28,267	14,843	90%	51,601	46,338	11%
Management fees	18,000	66,000	(73)%	36,000	84,000	(57)%
Professional fees	10,309	2,291	350%	12,187	7,071	72%
Regulatory and filing	7,911	14,650	(46)%	15,596	18,534	(16)%
Research and development costs	28,856	152,091	(81)%	74,389	344,116	(78)%
Salaries and wages	72,400	121,791	(41)%	172,554	241,058	(28)%
Travel and entertainment	399	2,211	(82)%	16,097	2,211	628%
Total	$219,496	$386,613	(43)%	$455,401	$762,942	(40)%

During the three-month period ended April 30, 2023, our operating expenses decreased by $167,117 or 43% from $386,613, for the three months ended April 30, 2022, to $219,496 for the three months ended April 30, 2023. The most significant change in our operating expenses was associated with $123,235 decrease in research and development costs we incurred for the design of Duesenberg Heritage vehicles, which for the three-month period ended April 30, 2023 amounted to $28,856 as compared to $152,091 we recorded for the three-month period ended April 30, 2022. The second largest contributing factor to our operating expenses for the three-month period ended April 30, 2023, was associated with decrease in salaries and wages expense of $49,391, which decreased to $72,400 as compared to $121,791 during the three-month period ended April 30, 2022. The current period reduction in salaries and wages, as compared to prior period, was mostly associated with restructuring of the payroll to our CSO, Brendan Norman, who, as of December 1, 2022, agreed to switch from payroll to consulting, and to reduce his fees from $15,000 per month to $5,000 per month. Our management fees decreased by $48,000, to $18,000, as compared to $66,000 we incurred in the comparative three-month period ended April 30, 2022. The higher management fees during the comparative period were associated with our decision to award two of our directors with 120,000 shares of our common stock valued at $24,000, each, for services they’ve provided to us. Our accounting fees increased by $5,268 to $17,678 for the three-month period ended April 30, 2023, and were associated with increased audit and review fees we incurred due to increased complexity of our business operations. Our general and administrative expenses increased by $13,424, or 90% from $14,843 we incurred during the period ended April 30, 2022, to $28,267 we incurred for the three-month period ended April 30, 2023; general and administrative expenses included consulting fees of $15,000 (2022 - $Nil) and administrative fees of $11,071 (2022 - $11,839). During the three-month period ended April 30, 2023, we recorded $35,676 in amortization expense (2022 - $326), of which $35,445 (2022 - $Nil) were associated with amortization of our Licensed Trademarks, which are being amortized over a 20-year period based on a straight line.

On a year-to-date basis, our operating expenses decreased by $307,541 or 40% from $762,942 for the six months ended April 30, 2022, to $455,401 for the six months ended April 30, 2023. The most significant change in our operating expenses was associated with $269,727 decrease in our research and development costs to $74,389 we incurred during the six-month period ended April 30, 2023, for the design of Duesenberg Heritage vehicles, as compared to $344,116 we expended during the six-month period ended April 30, 2022. Our salaries and wages decreased by $68,504, from $241,058 for the six-month period ended April 30, 2022, to $172,554, for the six-month period ended April 30, 2023. The current period reduction in salaries and wages, as compared to prior period, was mostly associated with restructuring of the payroll to our CSO, Brendan Norman, who, as of December 1, 2022, agreed to switch from payroll to consulting, and to reduce his fees from $15,000 per month to $5,000 per month. Other notable expenses included $36,000 in management fees, as compared to $84,000 we incurred during the six-month period ended April 30, 2022. This decrease resulted from the issuance of 240,000 shares of our common stock valued at $48,000, to two of our directors for services they’ve provided to us. Our accounting fees increased by $22,033 to $40,982, as compared to $18,949 we incurred during the six-month period ended April 30, 2022, and were associated with increased audit and review fees we incurred due to increased complexity of our business operations. Our professional fees increased by $5,116 from $7,071 we incurred during the six-month period ended April 30, 2022, to $12,187 for the six-month period ended April 30, 2023. Our general and administrative expenses increased by $5,263, or 11% from $46,338 we incurred during the period ended April 30, 2022, to $51,601 we incurred for the six-month period ended April 30, 2023; general and administrative expenses included corporate communication fees of $914 (2022 - $18,522) and administrative fees of $22,194 (2022 - $23,687). Our corporate communication fees decreased as a result of shortage of funding and with our decision to concentrate the funds that we had available on research and development as opposed to increasing the shareholder awareness of our Company. During the six-month period ended April 30, 2023,  we recorded $35,995 in amortization expense (2022 - $665), of which $35,445 (2022 - $Nil) were associated with amortization of our Licensed Trademarks, which are being amortized over a 20-year period based on a straight line.

Other Items

During the three months ended April 30, 2023, we recorded $2,660 (2022 - $1,418) in interest expense and $26,696 in realized foreign exchange gain (2022 - $12,978) associated with the fluctuation in foreign exchange rates between the US, Canadian, Malaysian, and Hong Kong currencies.

During the six months ended April 30, 2023, we recorded $5,107 (2022 - $2,866) in interest expense and $23,410 in realized foreign exchange gain (2022 - $10,836) associated with the fluctuation in foreign exchange rates between the US, Canadian, Malaysian, and Hong Kong currencies. In addition, we recorded $341,188 loss on debt settlement, associated with conversion of $31,267 we owed to our debt holders on account of notes payable which accumulated interest at 4% per annum and were due on demand, and conversion of $265,674 we owed to our CSO, Brendan Norman for a total of 2,699,463 Shares valued at $645,171. The debt was converted at $0.11 per share at the time when our shares traded at $0.239, resulting in $348,231 loss on conversion of debt. This loss was in part offset by forgiveness of $7,042 we owed to one of our vendors. We did not have similar transactions during the six-month period ended April 30, 2022.

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

Based upon our current plans, we expect to incur operating losses in future periods. At April 30, 2023, we had a working capital deficit of $3,659,988 and accumulated losses of $12,092,607 since inception. These factors raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we will be able to generate significant revenues in the future. The consolidated financial statements included with this Quarterly Report on Form 10-Q do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern. Therefore, we may be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

Working Capital Deficit

	At April 30, 2023	At October 31, 2022
Current assets	$27,210	$286,892
Current liabilities	(3,687,198)	(1,377,292)
Working capital deficit	$(3,659,988)	$(1,090,400)

During the six-month period ended April 30, 2023, our working capital deficit increased by $2,569,588, from $1,090,400 as at October 31, 2022, to $3,659,988 as at April 30, 2023. The increase in the working capital deficit was primarily related to an increase in our current liabilities of $2,309,906. This change was associated with a $2,288,272 increase in amounts payable to our related parties, mainly on account of unpaid license fee contemplated under the license agreement with Brightcliff. This increase was further amplified by increased accounts payable of $62,672, which were in part associated with the amount we owed for the audit of our financial statements. These increases were in part offset by a decrease in accrued liabilities of $12,548, to $16,222 as compared to $28,770 as at October 31, 2022, and a decrease in notes payable of $28,490 to $76,794, as compared to $105,284 as at October 31, 2022, as during the six-month period ended April 30, 2023, we converted $31,267 in outstanding notes payable into 284,241 Shares.

Our current assets decreased by $259,682 from $286,892 at October 31, 2022, to $27,210 at April 30, 2023. The decrease was mainly associated with decreased cash balance of $13,138, as compared to $253,002 we had on October 31, 2022, with decreased amounts receivable, which at April 30, 2023, totaled $843, as compared to $1,182 we recorded as receivable at October 31, 2022, and with decreased prepaids of $13,229, as compared to $32,708 as at October 31, 2022.

Cash Flows

	Six Months Ended April 30,
	2023	2022
Net cash used in operating activities	$(309,628)	$(487,414)
Net cash provided by financing activities	69,179	502,393
Effect of exchange rate changes on cash	585	(1,042)
Net increase/(decrease) in cash	$(239,864)	$13,937

Net cash used in operating activities

During the six-month period ended April 30, 2023, we used $309,628 to support our operating activities. This cash was used to cover our cash operating expenses of $413,772, determined as net loss of $778,286 decreased by non-cash transactions totaling $364,514, and to decrease amounts due to our related parties by $20,078. These uses of cash were offset by $63,694 increase in accrued salaries due to our related parties, decrease in our prepaids and amounts receivable of $19,587 and $343, respectively, and by an increase in our accounts payable and accrued liabilities of $40,598.

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

Non-cash operating activities

During the six-month period ended April 30, 2023, we recorded $2,399 in accrued interest on the notes payable, $2,398 in accrued interest on the note payable issued to Mr. Lim, and $17,466 in foreign exchange fluctuation between the US, Canadian, Malaysian, and Hong Kong currencies. In addition, we recorded $35,995 in amortization expense, of which $35,445 were associated with amortization of our Licensed Trademarks and $550 were associated with amortization of our office equipment, and $341,188 we recognized as loss on debt settlement.

During the six-month period ended April 30, 2022, we recorded $2,866 in interest on the notes payable, $665 in amortization of our office equipment, and $12,725 in foreign exchange fluctuation between the US, Canadian, Malaysian, and Hong Kong currencies. In addition, we recognized $48,000 on grant of 240,000 Shares to Mr. Chee Wai Hong and to Mr. Barth (120,000 each), which were recorded as part of management fees.

Net cash provided by financing activities

During the six-month period ended April 30, 2023, we closed a private placement financing with Mr. Brendan Norman by issuing 333,333 Shares at $0.15 per Share for gross proceeds of $50,000. During the same period we borrowed $19,179 from our CEO, Mr. Lim, in exchange for unsecured promissory notes accruing interest at 4% per month compounded monthly and due on demand.

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

Capital Resources

Our ability to continue the development and marketing of the Duesenberg Applications, SMART Systems, Duesenberg WeChat Application, as well as Duesenberg EV and Duesenberg Heritage vehicles, is subject to our ability to obtain necessary funding. We expect to raise funds through sales of our debt or equity securities. We have no committed sources of capital. If we are unable to raise funds as and when we need them, we may be required to curtail, or even to cease, our operations.

As of April 30, 2023, we had cash on hand of $13,138 and working capital deficit of $3,659,988, which raises substantial doubt about our continuation as a going concern. We plan to mitigate our losses in future years by controlling our operating expenses and actively seeking new distribution channels for our Duesenberg products, Duesenberg EV, and Duesenberg Heritage Vehicles. We cannot provide assurance that we will be successful in generating additional capital to support our development. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

At April 30, 2023, we had $2,748 in cash on deposit with a large chartered Canadian bank, $10,135 in cash on deposit with a bank in Malaysia, and $255 in cash on deposit with a bank in Hong Kong. As part of our cash management process, we perform periodic evaluations of the relative credit standing of these financial institutions. We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash.

Intangible Assets

We classify intangible assets into three categories: (1) intangible assets with definite lives subject to amortization, (2) intangible assets with indefinite lives not subject to amortization and (3) goodwill. We determine the useful lives of our identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors we consider when determining useful lives include the contractual term of any agreement related to the asset, the historical performance of the asset, the Company's long-term strategy for using the asset, any laws or other local regulations which could impact the useful life of the asset, and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have definite lives are amortized, primarily on a straight-line basis, over their useful lives, generally ranging from 1 to 20 years.

When facts and circumstances indicate that the carrying value of definite-lived intangible assets may not be recoverable, management assesses the recoverability of the carrying value by preparing estimates of sales volume and the resulting profit and cash flows expected to result from the use of the asset or asset group and its eventual disposition. These estimated future cash flows are consistent with those we use in our internal planning. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount of the asset or asset group exceeds the fair value. We use a variety of methodologies to determine the fair value of these assets, including discounted cash flow models, which are consistent with the assumptions we believe hypothetical marketplace participants would use.

As at April 30, 2023, we determined that the License we acquired from Brightcliff Limited (“Brightcliff”) qualified as intangible asset with definite life subject to amortization.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended April 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 5, 2023, the Company issued 14,814,815 Shares to Brightcliff, a company of which Mr. Lim is major shareholder and director of, as payment for the 50% of the Licensing Fee. The number of shares was determined based on March 2, 2023, share price discounted at 25% and in accordance with the letter from Brightcliff agreeing to the conversion price of $0.16875 per share.

The above Shares were issued pursuant to the provisions of Regulation S of the United States Securities Act of 1933, as amended (the “Act”) to the persons who certified they were not residents of the United States and were otherwise not “U.S. Persons” as that term is defined in Rule 902(k) of Regulation S of the Act.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

The following table sets out the exhibits either filed herewith or incorporated by reference.

Exhibit	Description
3.1	Notice of Articles.(4)
3.2	Articles.(1)
3.3	Certificate of Continuation.(2)
3.4	Certificate of Change of Name dated January 6, 2014.(4)
3.5	Certificate of Change of Name dated February 11, 2015.(6)
3.6	Certificate of Change of Name dated December 23, 2020.(10)
3.7	Notice of Articles dated December 23, 2020(10)
10.1	Software Purchase Agreement between the Company and Hampshire Capital Limited. dated January 8, 2015.(5)
10.2	Service Agreement between VGrab International Ltd. and Hampshire Infotech SDN BHD dated July 12, 2015.(7)
10.3	Mobile Application Development Agreement between VGrab Asia Ltd. and Mr. Zheng Qing, Mr. Gu Xianwin and Ms. Chen Weijie dated March 5, 2019.(8)
10.4	Debt Settlement Agreement between VGrab Communications Inc. and HG Group Sdn Bhd dated July 9, 2019. (8)
10.5	Debt Settlement Agreement between VGrab Communications Inc. and Chen Weijie dated August 30, 2019. (8)
10.6	Debt Settlement Agreement between VGrab Communications Inc. and Gu Xianwin dated August 30, 2019. (8)
10.7	Debt Settlement Agreement between VGrab Communications Inc. and Zheng Qing dated August 30, 2019. (8)
10.8	Debt Settlement Agreement between VGrab Communications Inc. and Hampshire Avenue Sdn Bhd dated September 2, 2019. (8)
10.9	Debt Settlement Agreement between VGrab Communications Inc. and Liew Choong Kong dated October 3, 2019. (8)
10.10	Debt Settlement Agreement between Mr. Lim Hun Beng and VGrab Communications Inc. dated October 6, 2020. (9)
10.11	Debt Settlement Agreement between Mr. Liong Fook Weng and VGrab Communications Inc. dated October 6, 2020. (9)

Exhibit	Description
10.12	Debt Settlement Agreement between Mr. Ong See Ming and VGrab Communications Inc. dated October 6, 2020. (9)
10.13	General service agreement between Rocket Supreme S.L. and Duesenberg Inc.(11)
10.14	Employment Agreement between Duesenberg Inc. and Mr. Brendan Norman dated for reference January 15, 2021(12)
10.15	Employment Agreement between Duesenberg Inc. and Mr. Ian Thompson dated for reference January 15, 2021(12)
10.16	Debt Settlement Agreement between Mr. Lim Hun Beng and Duesenberg Technologies Inc. dated March 9, 2021 (13)
10.17	Debt Settlement Agreement between Hampshire Avenue SDN BHD and Duesenberg Technologies Inc. dated March 9, 2021 (13)
10.18	Digitalization Development Agreement between Hampshire Automotive Sdn Bhd and Duesenberg Technologies Malaysia Sdn Bhd dated April 16, 2021
10.19	Consulting Agreement between the Company and Veritas Consulting Group Inc. dated June 22, 2021.(14)
10.20	Share Reimbursement Agreement with Lim Kaishen dated August 6, 2021.(15)
10.21	Debt Settlement Agreement between Mr. Ian George Thompson and Duesenberg Technologies Inc. dated August 30, 2021(15)
10.22	Share Subscription Agreement dated for reference February 11, 2022, between the Company and Hampshire Brands (PTE) LTD(16)
10.23	Debt Conversion Agreement dated for reference February 24, 2022, between the Company and Mr. Lim Hung Beng(16)
10.24	Debt Conversion Agreement dated for reference February 24, 2022, between the Company and Mr. Ong See-Ming(16)
10.25	Settlement agreement and mutual release between the Company and Veritas Consulting Group Inc. dated May 5, 2022(17)
10.26	Share Subscription Agreement dated for reference June 17, 2022, between the Company and Hampshire Brands (PTE) LTD(18)
10.27	Share Subscription Agreement dated for reference August 23, 2022, between the Company and Lim Hun Beng(20)
10.28	At-will Contract for Services Agreement between Duesenberg Inc. and Brendan Scott Norman, dated December 1, 2022(20)
10.29	Debt Settlement Agreement between Mr. Brendan Norman and Duesenberg Technologies Inc. dated December 12, 2022(19)
10.30	Debt Settlement Agreement between Mr. Ralph Biggar and Duesenberg Technologies Inc. dated December 12, 2022. (19)
10.31	Debt Settlement Agreement between Rain Communications Corp. and Duesenberg Technologies Inc. dated December 12, 2022. (19)
10.32	Share Subscription Agreement dated for reference January 18, 2023, between the Company and Brendan Scott Norman
10.33	Manufacturing, Sales, Servicing Merchandise and License Agreement between the Company and Brightcliff Limited. dated March 2, 2023. (21)
10.34	Manufacturing, Sales, Servicing Merchandise and License Agreement between the Company and Duesenberg Korea Inc. dated March 3, 2023. (21)

Exhibit	Description
16.1	Code of Ethics.(3)
31.1	Certification of CEO pursuant to Rule 13a-14(a) and 15d-14(a).
31.2	Certification of CFO pursuant to Rule 13a-14(a) and 15d-14(a).
32.1	Certification of CEO pursuant to Section 1350 of Title 18 of the United States Code.
32.2	Certification of CFO pursuant to Section 1350 of Title 18 of the United States Code.
99.1	Audit Committee Charter(3)
101

The following unaudited interim consolidated financial statements from the registrant’s Quarterly Report on Form 10-Q for the three and six months ended April 30, 2023, formatted in iXBRL;

(i) Condensed Consolidated Balance Sheets at April 30, 2023 and October 31, 2022;

(ii) Condensed Consolidated Statements of Operations for the Three and Six Months ended April 30, 2023 and 2022;

(iii) Condensed Consolidated Statements of Stockholders’ Deficit for the Six-month Periods Ended April 30, 2023 and 2022;

(iv) Condensed Consolidated Statement of Cash Flows for the Six Months ended April 30, 2023 and 2022; and

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

Dated:  October 17, 2023

DUESENBERG TECHNOLOGIES INC.

By:	/s/ Lim Hun Beng
Lim Hun Beng Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ Liong Fook Weng
Liong Fook Weng Chief Financial Officer (Principal Accounting Officer)