Form 10-Q
period 2023-07-31
DUESENBERG TECHNOLOGIES INC.
filed 2023-12-27
CIK 1551887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2023

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

Yes ☒ No ☐

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

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of December 27, 2023, the number of shares of the registrant’s common stock outstanding was 76,292,446.

ii

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DUESENBERG TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	July 31, 2023	October 31, 2022

ASSETS

Current assets
Cash	$4,776	$253,002
Receivables	191	1,182
Prepaids	9,840	32,708
Total current assets	14,807	286,892

Equipment	-	517
License	4,335,212	-
Total assets	$4,350,019	$287,409

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$618,387	$547,483
Accrued liabilities	25,161	28,770
Due to related parties	3,074,994	695,755
Notes payable	80,334	105,284
Total liabilities	3,798,876	1,377,292

Stockholders’ equity (deficit)
Common stock, no par value, unlimited number authorized, 76,292,446 and 58,444,835 issued and outstanding at July 31, 2023 and October 31, 2022, respectively	13,040,126	10,419,029
Additional paid-in capital	(101,172)	(101,172)
Accumulated other comprehensive loss	(199,622)	(93,419)
Deficit	(12,188,189)	(11,314,321)
Total stockholders’ equity (deficit)	551,143	(1,089,883)
Total liabilities and stockholders’ equity (deficit)	$4,350,019	$287,409

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DUESENBERG TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2023	2022	2023	2022

Revenue	$-	$9,632	$-	$29,218

Operating expenses
Accounting	6,124	9,546	47,106	28,495
Amortization	55,269	314	91,264	979
General and administrative expenses	29,351	18,074	80,952	64,412
Management fees	18,000	16,000	54,000	100,000
Professional fees	674	8,617	12,861	15,688
Recovery of bad debts	(4,454)	-	(4,454)	-
Regulatory and filing	4,977	5,390	20,573	23,924
Research and development costs	-	275,987	74,389	620,103
Salaries and wages	64,147	125,651	236,701	366,709
Travel and entertainment	-	849	16,097	3,060
	(174,088)	(460,428)	(629,489)	(1,223,370)
Other items
Foreign exchange	81,096	21,936	104,506	32,772
Interest expense	(2,590)	(1,469)	(7,697)	(4,335)
Loss on debt settlement	-	(20,415)	(341,188)	(20,415)
Net loss	(95,582)	(450,744)	(873,868)	(1,186,130)

Translation to reporting currency	(83,768)	(18,238)	(106,203)	(31,408)
Comprehensive loss	$(179,350)	$(468,982)	$(980,071)	$(1,217,538)

Loss per share - basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of shares outstanding:	76,292,446	52,077,995	67,120,236	47,793,697

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DUESENBERG TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Common Stock
	Shares	Amount	Obligation to Issue Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income/(Loss)	Deficit	Total

Balance at October 31, 2021	45,616,043	$8,503,314	$76,950	$(111,119)	$26,838	$(9,457,922)	$(961,939)
Translation to reporting currency	-	-	-	-	6,094	-	6,094
Net loss	-	-	-	-	-	(370,444)	(370,444)
Balance at January 31, 2022	45,616,043	8,503,314	76,950	(111,119)	32,932	(9,828,366)	(1,326,289)

Common shares issued for private placements	2,511,962	502,393	-	-	-	-	502,393
Common shares issued for debt	663,140	132,628	-	-	-	-	132,628
Common shares issued for services	390,000	124,950	(76,950)	-	-	-	48,000
Translation to reporting currency	-	-	-	-	(19,264)	-	(19,264)
Net loss	-	-	-	-	-	(364,942)	(364,942)
Balance at April 30, 2022	49,181,145	9,263,285	-	(111,119)	13,668	(10,193,308)	(1,027,474)

Common shares issued for private placements	2,142,857	289,791	-	-	-	-	289,791
Common shares issued for debt	350,000	45,500	-	-	-	-	45,500
Common shares issued for services	-	-	114,917	-	-	-	114,917
Translation to reporting currency	-	-	-	-	(18,238)	-	(18,238)
Net loss	-	-	-	-	-	(450,744)	(450,744)
Balance at July 31, 2022	51,674,002	$9,598,567	$114,917	$(119,119)	$(4,570)	$(10,644,052)	$(1,046,248)

Balance at October 31, 2022	58,444,835	$10,419,029	$-	$(101,172)	$(93,419)	$(11,314,321)	$(1,089,883)
Common shares issued for debt	2,699,463	645,171	-	-	-	-	645,171
Common shares subscribed	-	-	28,290	-	-	-	28,290
Translation to reporting currency	-	-	-	-	673	-	673
Net loss	-	-	-	-	-	(582,826)	(582,826)
Balance at January 31, 2023	61,144,298	11,064,200	28,290	(101,172)	(92,746)	(11,897,147)	(998,575)

Common shares issued for private placements	333,333	50,000	(28,290)	-	-	-	21,710
Common shares issued for license	14,814,815	1,925,926	-	-	-	-	1,925,926
Translation to reporting currency	-	-	-	-	(23,108)	-	(23,108)
Net loss	-	-	-	-	-	(195,460)	(195,460)
Balance at April 30, 2023	76,292,446	13,040,126	-	(101,172)	(115,854)	(12,092,607)	730,493

Translation to reporting currency	-	-	-	-	(83,768)	-	(83,768)
Net loss	-	-	-	-	-	(95,582)	(95,582)
Balance at July 31, 2023	76,292,446	$13,040,126	$-	$(101,172)	$(199,622)	$(12,188,189)	$551,143

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DUESENBERG TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Nine Months Ended July 31,
	2023	2022
Cash flow used in in operating activities
Net loss	$(873,868)	$(1,186,130)
Adjustments to reconcile net loss to net cash used in operating activities
Accrued interest on related party notes	3,799	-
Accrued interest on notes payable	3,587	4,335
Amortization	91,264	979
Loss on debt settlement	341,188	20,415
Non-cash management fees	-	48,000
Foreign exchange	(95,182)	(30,708)
Changes in operating assets and liabilities
Receivables	998	(17,620)
Prepaids	23,212	(4,215)
Accounts payable and accrued liabilities	55,500	(11,092)
Due to related parties	10,116	95,019
Accrued salaries due to related parties	115,188	292,806
Net cash used in operating activities	(324,198)	(788,211)

Cash flows provided by financing activities
Shares issued for private placement	50,000	792,184
Subscription to shares	-	114,917
Loans payable to related party	25,877	-
Net cash provided by financing activities	75,877	907,101

Effect of exchange rate changes on cash	95	(8,574)

Net increase/(decrease) in cash	(248,226)	110,316
Cash, beginning	253,002	7,434
Cash, ending	$4,776	$117,750

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DUESENBERG TECHNOLOGIES INC.

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2023

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

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended October 31, 2022, included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 17, 2023. The unaudited condensed consolidated financial statements of the Company should be read in conjunction with those financial statements for the year ended October 31, 2022, included in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three- and nine-month periods ended July 31, 2023, are not necessarily indicative of the results that may be expected for the year ending October 31, 2023.

Going Concern

The Company’s condensed consolidated financial statements are prepared on a going concern basis in accordance with GAAP which contemplate the realization of assets and discharge of liabilities and commitments in the normal course of business. To date the Company has accumulated losses of $12,188,189 since inception. Continuation of the Company as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and ultimately upon its ability to achieve profitable operations. To date the Company has funded its operations through the issuance of capital stock and debt. Management plans to raise additional funds through equity and/or debt financing. There is no certainty that further funding will be available as needed. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern. The Company’s ability to continue its operations as a going concern, realize the carrying value of its assets, and discharge its liabilities in the normal course of business is dependent upon its ability to raise new capital sufficient to fund its commitments and ongoing losses, and ultimately on generating profitable operations.

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

As at July 31, 2023, the Company determined that the License acquired from Brightcliff Limited (“Brightcliff”) (Note 9) qualified as an intangible asset with definite life subject to amortization.

NOTE 3 - RELATED PARTY TRANSACTIONS

The following amounts were due to related parties as at:

	July 31, 2023	October 31, 2022
Due to the Chief Executive Officer (“CEO”) and Director of the Company(a)	$79,363	$31,455
Due to a company controlled by the CEO and Director of the Company(a)	-	82,477
Due to a company controlled by the CEO and Director of the Company(e)	2,500,000	-
Notes payable to the CEO and Director of the Company (b)	141,939	112,160
Due to the Chief Financial Officer (“CFO”) and Director of the Company(a)	205,693	148,481
Due to the Chief Strategy Officer (“CSO”) of the Company’s subsidiary(a)	40,000	250,675
Due to a Director of the Company(a)	42,000	24,000
Due to a Director of the Company(a)	42,000	24,000
Due to a Director of the Company(a)	24,000	6,000
Due to a former Director of the Company(c)	-	16,000
Due to a major shareholder for payments made on behalf of the Company(d)	-	507
Total due to related parties	$3,074,994	$695,755

(a) Amounts are unsecured, due on demand and bear no interest.

(b) Amounts are unsecured, due on demand and bear interest at 4%.

(c) Mr. Chee Wai Hong resigned from his position as a director of the Company on July 6, 2022, therefore as at July 31, 2023, the amount owed to Mr. Chee Wai Hong, being $16,000 has been included with trade payables.

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

Transactions with CEO and Director of the Company

During the nine-month period ended July 31, 2023, the Company incurred $89,998 (2022 - $89,653) in wages and salaries to Mr. Lim Hun Beng, the Company’s CEO, President, and director. In addition, the Company incurred $12,175 (2022 - $24,199) in reimbursable expenses with Mr. Lim. During the nine-month period ended July 31, 2022, Mr. Lim advanced the Company $20,550 in the form of vendor payments made by him on behalf of the Company. During the nine-month period ended July 31, 2023, Mr. Lim lent the Company a total of $25,877 in exchange for 4% notes payable that are due on demand.

During the nine-month period ended July 30, 2023, the Company accrued $3,799 in interest expense on a total of $137,736 the Company owed to Mr. Lim under notes payable. The notes payable accumulate interest at 4% per annum compounded monthly, and are due on demand (2022 - $Nil).

Transactions with Companies Controlled by the CEO and Director of the Company

During the nine-month period ended July 31, 2023, the Company incurred $50,987 (2022 - $620,103) to Hampshire Automotive Sdn Bhd. (“Hampshire Automotive”) a private company of which Mr. Joe Lim is a 33% shareholder, for engineering and drafting of the Duesenberg Heritage vehicles, which were recorded as part of research and development fees.

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

During the comparative nine-month period ended July 31, 2022, the Company recognized $20,877 in revenue from licensing and maintenance of its SMART Systems applications to a company of which Mr. Lim is a 50% shareholder. Due to the unfavorable economic conditions following the COVID-19 pandemic, the customer was unable to continue paying for the services, and therefore the Company did not record any revenue from this customer during the nine-month period ended July 31, 2023. During the nine-month period ended July 31, 2023, the Company received a payment of $4,454, which was recorded as recovery of bad debts.

Transactions with CFO and Director of the Company

During the nine-month period ended July 31, 2023, the Company incurred $71,998 (2022 - $71,722) in wages and salaries to Mr. Liong Fook Weng, the Company’s CFO and director. In addition, the Company incurred $8,057 (2022 - $9,700) in reimbursable expenses with Mr. Liong.

Transactions with Directors of the Company

During the nine-month period ended July 31, 2023, the Company incurred a total of $54,000 in management/director fees to its directors (2022 - $52,000).

Transactions with CSO of the Company

During the nine-month period ended July 31, 2023, the Company incurred $15,000 (2022 - $135,000) in wages and salaries to its CSO, Mr. Brendan Norman. On December 1, 2022, Mr. Norman and the Company reached an agreement to amend his employment agreement by reducing his monthly fee from $15,000 per month, to $5,000 per month, the amended fees are reported as consulting fees included in general and administrative expenses. During the nine-month period ended July 31, 2023, the Company incurred a total of $40,000 in consulting fees with Mr. Norman (2022 - $Nil). In addition, on December 12, 2022, Mr. Norman agreed to convert $265,674 the Company owed him on account of unpaid salary and reimbursable expenses into 2,415,222 shares of the Company’s common stock. These shares were issued on December 28, 2022 (Note 6) and resulted in $311,564 loss on conversion of debt. On January 18, 2023, the Company entered into a subscription agreement with Mr. Norman to issue 333,333 Shares at $0.15 per Share for total proceeds of $50,000; the Shares were issued on February 17, 2023.

NOTE 4 - EQUIPMENT

Changes in the net book value of the equipment at July 31, 2023 and at October 31, 2022 are as follows:

	July 31, 2023	October 31, 2022
Net book value, beginning of the period	$517	$1,952
Amortization	(550)	(1,299)
Foreign exchange	33	(136)
Net book value, end of the period	$-	$517

NOTE 5 - NOTES PAYABLE

The following amounts were due under notes payable at July 31, 2023 and October 31, 2022:

	July 31, 2023	October 31, 2022
Balance, beginning of the period	$105,284	$106,892
Debt converted to shares	(31,267)	-
Interest accrued during the period	3,587	5,787
Foreign exchange	2,730	(7,395)
Balance, end of the period	$80,334	$105,284

During the nine-month period ended July 31, 2023, the Company accrued $3,444 in interest on the CAD$83,309 note payable accumulating 6% interest compounded monthly (2022 - $3,428). The note payable is unsecured and due on demand. As at July 31, 2023, the Company owed a total of $80,334 under this note payable (2022 - $76,777).

In addition, during the nine-month period ended July 31, 2023, the Company accrued $143 (2022 - $907) in interest on the notes payable totaling $29,000, which accumulated interest at 4% compounded monthly. On December 12, 2022, the holders of these notes payable agreed to convert the full amount the Company owed under these notes, being $31,267, including interest accrued thereon up to December 12, 2022, into 284,241 shares of the Company. These shares were issued on December 28, 2022 (Note 6), and resulted in $36,666 loss on conversion of debt.

NOTE 6 - COMMON STOCK

On December 12, 2022, Mr. Norman, the Company’s CSO, agreed to convert a total of $265,674 the Company owed him on account of unpaid salary and reimbursable expenses into 2,415,222 shares of the Company’s common stock (Note 3). The shares were issued on December 28, 2022, and were valued at $577,238, resulting in $311,564 loss on debt settlement.

On December 12, 2022, the Company converted $31,267 in outstanding 4% notes payable (Note 5) into 284,241 shares of its common stock. The shares were issued on December 28, 2022, and were valued at $67,933. The transaction resulted in a loss on debt settlement of $36,666.

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

Warrants and Options

During the nine-month period ended July 31, 2023, and for the year ended October 31, 2022, the Company did not have any warrants or options issued and exercisable.

NOTE 7 - FORGIVENESS OF DEBT

During the nine-month period ended July 31, 2023, one of the vendors of the Company agreed to forgive a total of $7,394, the Company owed for the services (2022 - $Nil). The gain on forgiveness of debt, being $7,042 was included as part of loss on debt settlement (2022 - $Nil).

NOTE 8 - SEGMENT INFORMATION

The Company has one segment, being the development of Electrical Vehicles and applications based on the VGRAB technology. As at July 31, 2023, the Company did not have any long-lived assets (2022 - $517) attributable to its operations in Asia, the Company’s intangible assets represented by Licensed Trademarks (Note 9) amounted to $4,335,212 and were entirely attributed to Canadian operations (2022 - $Nil); and the Company’s revenues from customers for the same period were $Nil (2022 - $29,218) with all revenue attributable to operations in Asia.

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

At July 31, 2023, the Company recorded $90,714 in amortization expense associated with the Licensed Trademarks.

NOTE 10 - SUBSEQUENT EVENTS

Subsequent to July 31, 2023, the Company borrowed a total of $14,556 in exchange for unsecured notes payable accumulating interest at 8% per annum compounded monthly and due on demand. In addition, the Company borrowed $3,690 from its director and CEO in exchange for an unsecured note payable accumulating interest at 4% per annum compounded monthly and due on demand.

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

In March of 2020 we completed development of the prototype Duesenberg vending machine (the “Vending Machine”) and were attempting to organize the first test run before starting a large-scale production and commercialization of the Vending Machines. Prior to COVID-19 measures, we were expecting to have the first prototype of the Vending Machine installed and operational at a local university, however due to the unforeseen changes in the university’s management team we were asked to place the installation on hold until further notice.

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

On January 8, 2021, Duesenberg Nevada signed an agreement with Rocket Supreme, the Barcelona, Spain automotive design house established by Christopher Reitz. As of the date of this Quarterly Report on Form 10-Q, we have received initial ergonomics exterior and interior data sheets and CAS IGES files as well as the initial drafts of the exterior and interior designs for the Duesenberg EV. Based on the initial drafts and discussions with Rocket Supreme, we reached out to various manufacturers which will be required to develop and manufacture the required components for the Duesenberg’s EV. Majority of initial work will be outsourced to Hampshire Automotive Sdn Bhd (“Hampshire Automotive”), an entity related to the Company, who has already established necessary connections with suppliers and other manufacturers required for manufacturing of the Heritage Vehicles. As of the date of this Form 10-Q, the design of the first Duesenberg EV is on hold until we raise additional funds.

On May 21, 2021, we formed Duesenberg Heritage LLC. under the laws of the State of Nevada (“Duesenberg Heritage”). Duesenberg Heritage’s operations will be focused on reproducing very limited Duesenberg heritage vehicles, the Duesenberg Model J and Boat Tail series, which were originally manufactured in the 1920s and 1930s. The Company is currently in the initial stage of its prototype development and expects that the pre-production of the heritage vehicles from that era (as well as possibly converting them to electrical models) will commence during Fiscal 2024, provided that we are able to raise additional funds. The pre-production process is expected to be time consuming and will require highly specialized and skilled tradesman. In order to facilitate this, the management is actively looking to engage or hire qualified consultants, and for the ways to finance the process.

In order to support the development and future production of Duesenberg EV or New Energy Vehicles (“NEV”) as well as Duesenberg Heritage vehicles, we will require significant financing. During the year ended October 31, 2022, we closed two private placement financings by issuing a total of 11,113,152 shares of our common stock (the “Shares”) for gross proceeds of $1,567,184. During the nine-month period ended July 31, 2023, we raised an additional $50,000 through a private placement financing which closed on February 17, 2023. The Shares were issued pursuant to the provisions of Regulation S of the United States Securities Act of 1933, as amended (the “Act”) to the persons who are not residents of the United States and are otherwise not “U.S. Persons” as that term is defined in Rule 902(k) of Regulation S of the Act. In addition, we borrowed $25,877 from our CEO in exchange for 4% notes payable due on demand. The funds we have raised in the above financings are not sufficient to bring our Duesenberg EV and Duesenberg Heritage vehicle production plans to completion, and we will require additional funding. We cannot assure the reader that we will be successful in securing the further funding as required.

Recent Corporate Events

BCSC Cease Trade Order

On July 11, 2023, the British Columbia Securities Commission (the “BCSC”) issued a cease trade order in respect of the securities of the Company for failing to timely file its interim financial report for the period ended April 30, 2023, along with the related management’s discussion and analysis (collectively, the “Canadian Filings”). The Company’s inability to file the required Canadian Filings was due to the Company having insufficient funds to complete the review of its quarterly financial statements. The Company had filed its Canadian Filings on October 17, 2023.

On October 3, 2023, the Company received a deficiency letter from the BCSC, notifying the Company of its failure to comply with continuous disclosure requirements, and the failure to file its interim financial report for the period ended July 31, 2023, along with the related management’s discussion and analysis.

Summary of Financial Condition

	July 31, 2023	October 31, 2022
Working capital deficit	$(3,784,069)	$(1,090,400)
Current assets	$14,807	$286,892
Total liabilities	$3,798,876	$1,377,292
Common stock and additional paid-in capital	$12,938,954	$10,317,857
Deficit	$(12,188,189)	$(11,314,321)
Accumulated other comprehensive loss	$(199,622)	$(93,419)

Results of Operation

Our operating results for the three- and nine-month periods ended July 31, 2023 and 2022, and the changes in the operating results between those periods are summarized in the table below.

Three- and Nine-Months Summary

	Three Months Ended July 31,		Percentage	Nine Months Ended July 31,		Percentage
	2023	2022	Change	2023	2022	Change
Revenue	$-	$9,632	(100)%	$-	$29,218	(100)%
Operating expenses	(174,088)	(460,428)	(62)%	(629,489)	(1,223,370)	(49)%
Foreign exchange	81,096	21,936	270%	104,506	32,772	219%
Loss on debt settlement	-	(20,415)	(100)%	(341,188)	(20,415)	1,571%
Interest expense	(2,590)	(1,469)	76%	(7,697)	(4,335)	78%
Net loss	(95,582)	(450,744)	(79)%	(873,868)	(1,186,130)	(26)%
Translation to reporting currency	(83,768)	(18,238)	359%	(106,203)	(31,408)	238%
Comprehensive loss	$(179,350)	$(468,982)	(62)%	$(980,071)	$(1,217,538)	(20)%

Revenue

During the three- and nine-month periods ended July 31, 2023, we did not generate any revenue from our operations, as our customers’ financial positions had been affected by COVID-19 pandemic, and they were not in position to pay for the services. During the comparative three- and nine-month periods ended July 31, 2022, we generated $6,632 and $20,218, respectively, in revenue from our SMART Systems software licensing and maintenance of the applications required to run SMART Systems, which we licensed to Duesey Coffee and Chocolates Sdn Bhd (“Duesey Coffee”), of which Mr. Lim is a 50% shareholder. In addition, we generated $3,000 and $9,000, respectively, from WeChat Online product, which was developed specifically for Duesey Coffee in P.R. China, which is managed by Shanghai Duesenberg Marketing Planning Co Ltd.

Operating Expenses

Our operating expenses for the three- and nine-month periods ended July 31, 2023 and 2022, consisted of the following:

	Three Months Ended July 31,		Percentage	Nine Months Ended July 31,		Percentage
	2023	2022	Change	2023	2022	Change
Operating expenses:
Accounting	$6,124	$9,546	(36)%	$47,106	$28,495	65%
Amortization	55,269	314	17,502%	91,264	979	9,222%
Bad debts recovery	(4,454)	-	n/a	(4,454)	-	n/a
General and administrative expenses	29,351	18,074	62%	80,952	64,412	26%
Management fees	18,000	16,000	13%	54,000	100,000	(46)%
Professional fees	674	8,617	(92)%	12,861	15,688	(18)%
Regulatory and filing	4,977	5,390	(8)%	20,573	23,924	(14)%
Research and development costs	-	275,987	(100)%	74,389	620,103	(88)%
Salaries and wages	64,147	125,651	(49)%	236,701	366,709	(35)%
Travel and entertainment	-	849	(100)%	16,097	3,060	426%
Total	$174,088	$460,428	(62)%	$629,489	$1,223,370	(49)%

During the three-month period ended July 31, 2023, our operating expenses decreased by $286,340 or 62% from $460,428, for the three months ended July 31, 2022, to $174,088 for the three months ended July 31, 2023. The most significant change in our operating expenses was associated with $275,987 decrease in research and development costs associated with the design of Duesenberg Heritage vehicles, as we did not incur any costs during the three-month period ended July 31, 2023, as compared to $275,987 we recorded for the three-month period ended July 31, 2022. The second largest contributing factor to our operating expenses for the three-month period ended July 31, 2023, was associated with decrease in salaries and wages expense of $61,504, which decreased to $64,147 as compared to $125,651 during the three-month period ended July 31, 2022. The current period reduction in salaries and wages, as compared to prior period, was mostly associated with restructuring of the payroll to our CSO, Brendan Norman, who, as of December 1, 2022, agreed to switch from payroll to consulting, and to reduce his fees from $15,000 per month to $5,000 per month. Our management fees increased by $2,000, to $18,000, as compared to $16,000 we incurred in the comparative three-month period ended July 31, 2022. The lower management fees during the comparative period were associated with resignation of one of our directors in June of 2022. Our accounting fees decreased by $3,422 to $6,124 for the three-month period ended July 31, 2023, and were in part associated with delayed review of our interim financial statements for the period ended April 30, 2023. Our general and administrative expenses increased by $11,277, or 62% from $18,074 we incurred during the period ended July 31, 2022, to $29,351 we incurred for the three-month period ended July 31, 2023; general and administrative expenses included consulting fees of $15,000 (2022 - $Nil) and administrative fees of $11,243 (2022 - $11,657). During the three-month period ended July 31, 2023, we recorded $55,269 in amortization expense (2022 - $314), of which $55,269 (2022 - $Nil) were associated with amortization of our Licensed Trademarks, which are being amortized over a 20-year period based on a straight line.

On a year-to-date basis, our operating expenses decreased by $593,881 or 49% from $1,223,370 for the nine months ended July 31, 2022, to $629,489 for the nine months ended July 31, 2023. The most significant change in our operating expenses was associated with $545,714 decrease in our research and development costs to $74,389 we incurred during the nine-month period ended July 31, 2023, for the design of Duesenberg Heritage vehicles, as compared to $620,103 we expended during the nine-month period ended July 31, 2022. Our salaries and wages decreased by $130,008, from $366,709 for the nine-month period ended July 31, 2022, to $236,701, for the nine-month period ended July 31, 2023. The current period reduction in salaries and wages, as compared to prior period, was mostly associated with restructuring of the payroll to our CSO, Brendan Norman, who, as of December 1, 2022, agreed to switch from payroll to consulting, and to reduce his fees from $15,000 per month to $5,000 per month. Other notable expenses included $54,000 in management fees, as compared to $100,000 we incurred during the nine-month period ended July 31, 2022. This decrease resulted from our decision to accrue $2,000 monthly director fees to each of our three non-executive directors; in addition, during the comparative period we decided to award two of our directors with 120,000 shares of our common stock valued at $24,000, each, for services they’ve provided to us. Our accounting fees increased by $18,611 to $47,106, as compared to $28,495 we incurred during the nine-month period ended July 31, 2022, and were associated with increased audit and review fees we incurred due to increased complexity of our business operations. Our professional fees decreased by $2,827 from $15,688 we incurred during the nine-month period ended July 31, 2022, to $12,861 for the nine-month period ended July 31, 2023. Our general and administrative expenses increased by $16,540, or 26% from $64,412 we incurred during the period ended July 31, 2022, to $80,952 we incurred for the nine-month period ended July 31, 2023; general and administrative expenses included corporate communication fees of $914 (2022 - $23,046) and administrative fees of $33,437 (2022 - $35,344). Our corporate communication fees decreased as a result of shortage of funding and with our decision to concentrate the funds that we had available on research and development and later during the period on general operations of our business, as opposed to increasing the shareholder awareness of our Company. During the nine-month period ended July 31, 2023, we recorded $91,264 in amortization expense (2022 - $979), of which $90,714 (2022 - $Nil) were associated with amortization of our Licensed Trademarks, which are being amortized over a 20-year period based on a straight line.

Other Items

During the three months ended July 31, 2023, we recorded $2,590 (2022 - $1,469) in interest expense and $81,096 in realized foreign exchange gain (2022 - $21,936) associated with the fluctuation in foreign exchange rates between the US, Canadian, Malaysian, and Hong Kong currencies. In addition, during the comparative three-month period ended July 31, 2022, we recorded $20,415 loss on debt settlement agreement with a vendor, whereby we agreed to pay the vendor $25,000 cash and issue 350,000 shares of our common stock to extinguish our debt of $51,500. We did not have similar transactions during the three-month period ended July 31, 2023.

During the nine months ended July 31, 2023, we recorded $7,697 (2022 - $4,335) in interest expense and $104,506 in realized foreign exchange gain (2022 - $32,772) associated with the fluctuation in foreign exchange rates between the US, Canadian, Malaysian, and Hong Kong currencies. In addition, we recorded $341,188 loss on debt settlement, associated with conversion of $31,267 we owed to our debt holders on account of notes payable which accumulated interest at 4% per annum and were due on demand, and conversion of $265,674 we owed to our CSO, Brendan Norman for a total of 2,699,463 Shares valued at $645,171. The debt was converted at $0.11 per share at the time when our shares traded at $0.239, resulting in $348,231 loss on conversion of debt. This loss was in part offset by $7,042 in debt that was forgiven by one of our vendors. During the comparative nine-month period ended July 31, 2022, we recorded $20,415 loss on debt settlement agreement with a vendor, whereby we agreed to pay the vendor $25,000 cash and issue 350,000 shares of our common stock to extinguish our debt of $51,500.

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

Based upon our current plans, we expect to incur operating losses in future periods. At July 31, 2023, we had a working capital deficit of $3,784,069 and accumulated losses of $12,188,189 since inception. These factors raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we will be able to generate significant revenues in the future. The consolidated financial statements included with this Quarterly Report on Form 10-Q do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern. Therefore, we may be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in our financial statements.

Working Capital Deficit

	At July 31, 2023	At October 31, 2022
Current assets	$14,807	$286,892
Current liabilities	(3,798,876)	(1,377,292)
Working capital deficit	$(3,784,069)	$(1,090,400)

During the nine-month period ended July 31, 2023, our working capital deficit increased by $2,693,669, from $1,090,400 as at October 31, 2022, to $3,784,069 as at July 31, 2023. The increase in the working capital deficit was primarily related to an increase in our current liabilities of $2,421,584. This change was associated with a $2,379,239 increase in amounts payable to our related parties, mainly on account of unpaid license fee contemplated under the license agreement with Brightcliff. This increase was further amplified  by increased accounts payable of $70,904, which were in part associated with the amount we owed for the audit of our financial statements. These increases were in part offset by a decrease in accrued liabilities of $3,609, to $25,161 as compared to $28,770 as at October 31, 2022, and a decrease in notes payable of $24,950 to $80,334, as compared to $105,284 as at October 31, 2022, as during the nine-month period ended July 31, 2023, we converted $31,267 in outstanding notes payable into 284,241 Shares.

Our current assets decreased by $272,085 from $286,892 at October 31, 2022, to $14,807 at July 31, 2023. The decrease was mainly associated with decreased cash balance of $4,776, as compared to $253,002 we had on October 31, 2022, with decreased amounts receivable, which at July 31, 2023, totaled $191, as compared to $1,182 we recorded as receivable at October 31, 2022, and with decreased prepaids of $9,840, as compared to $32,708 as at October 31, 2022.

Cash Flows

	Nine Months Ended July 31,
	2023	2022
Net cash used in operating activities	$(324,198)	$(788,211)
Net cash provided by financing activities	75,877	907,101
Effect of exchange rate changes on cash	95	(8,574)
Net increase/(decrease) in cash	$(248,226)	$110,316

Net cash used in operating activities

During the nine-month period ended July 31, 2023, we used $324,198 to support our operating activities. This cash was used to cover our cash operating expenses of $529,212, determined as net loss of $873,868 decreased by non-cash transactions totaling $344,656. This use of cash was offset by $115,188 increase in accrued salaries due to our related parties, increase in other amounts due to our related parties of $10,116, decrease in our prepaids and amounts receivable of $23,212 and $998, respectively, and by an increase in our accounts payable and accrued liabilities of $55,500.

During the nine-month period ended July 31, 2022, we used $788,211 to support our operating activities. This cash was used to cover our cash operating expenses of $1,143,109, determined as net loss of $1,186,130 decreased by non-cash transactions totaling $43,021, to increase our receivables and prepaid expenses by $17,620 and $4,215, respectively, and to reduce our vendor payables by $11,092. These uses of cash were offset by increases in our amounts payable to related parties and accrued salaries and management fees payable to our management team of $95,019 and $292,806, respectively.

Non-cash operating activities

During the nine -month period ended July 31, 2023, we recorded $3,587 in accrued interest on the notes payable, $3,799 in accrued interest on the note payable issued to Mr. Lim, and $95,182 in foreign exchange fluctuation between the US, Canadian, Malaysian, and Hong Kong currencies. In addition, we recorded $91,264 in amortization expense, of which $90,714 were associated with amortization of our Licensed Trademarks and $550 were associated with amortization of our office equipment, and $341,188 we recognized as loss on debt settlement.

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

Net cash provided by financing activities

During the nine-month period ended July 31, 2023, we closed a private placement financing with Mr. Brendan Norman by issuing 333,333 Shares at $0.15 per Share for gross proceeds of $50,000. During the same period we borrowed a total of $25,877 from our CEO, Mr. Lim, in exchange for unsecured promissory notes accruing interest at 4% per month compounded monthly and due on demand.

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

Capital Resources

Our ability to continue the development and marketing of the Duesenberg Applications, SMART Systems, Duesenberg WeChat Application, as well as Duesenberg EV and Duesenberg Heritage vehicles, is subject to ur ability to obtain necessary funding. We expect to raise funds through sales of our debt or equity securities. We have no committed sources of capital. If we are unable to raise funds as and when we need them, we may be required to curtail, or even to cease, our operations.

As of July 31, 2023, we had cash on hand of $4,776 and working capital deficit of $3,784,069, which raises substantial doubt about our continuation as a going concern. We plan to mitigate our losses in future years by controlling our operating expenses and actively seeking new distribution channels for our Duesenberg products, Duesenberg EV, and Duesenberg Heritage Vehicles. We cannot provide assurance that we will be successful in generating additional capital to support our development. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

At July 31, 2023, we had $3,442 in cash on deposit with a large chartered Canadian bank, $180 in cash on deposit with a bank in Malaysia, and $1,154 in cash on deposit with a bank in Hong Kong. As part of our cash management process, we perform periodic evaluations of the relative credit standing of these financial institutions. We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash.

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

As at July 31, 2023, we determined that the License we acquired from Brightcliff Limited (“Brightcliff”) qualified as intangible asset with definite life subject to amortization.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended July 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

The following table sets out the exhibits either filed herewith or incorporated by reference.

Exhibit	Description
3.1	Notice of Articles.(4)
3.2	Articles.(1)
3.3	Certificate of Continuation.(2)
3.4	Certificate of Change of Name dated January 6, 2014.(4)
3.5	Certificate of Change of Name dated February 11, 2015.(6)
3.6	Certificate of Change of Name dated December 23, 2020.(10)
3.7	Notice of Articles dated December 23, 2020(10)
10.1	Software Purchase Agreement between the Company and Hampshire Capital Limited. dated January 8, 2015.(5)
10.2	Service Agreement between VGrab International Ltd. and Hampshire Infotech SDN BHD dated July 12, 2015.(7)

Exhibit	Description
10.3	Mobile Application Development Agreement between VGrab Asia Ltd. and Mr. Zheng Qing, Mr. Gu Xianwin and Ms. Chen Weijie dated March 5, 2019.(8)
10.4	Debt Settlement Agreement between VGrab Communications Inc. and HG Group Sdn Bhd dated July 9, 2019. (8)
10.5	Debt Settlement Agreement between VGrab Communications Inc. and Chen Weijie dated August 30, 2019. (8)
10.6	Debt Settlement Agreement between VGrab Communications Inc. and Gu Xianwin dated August 30, 2019. (8)
10.7	Debt Settlement Agreement between VGrab Communications Inc. and Zheng Qing dated August 30, 2019. (8)
10.8	Debt Settlement Agreement between VGrab Communications Inc. and Hampshire Avenue Sdn Bhd dated September 2, 2019. (8)
10.9	Debt Settlement Agreement between VGrab Communications Inc. and Liew Choong Kong dated October 3, 2019. (8)
10.10	Debt Settlement Agreement between Mr. Lim Hun Beng and VGrab Communications Inc. dated October 6, 2020. (9)
10.11	Debt Settlement Agreement between Mr. Liong Fook Weng and VGrab Communications Inc. dated October 6, 2020. (9)
10.12	Debt Settlement Agreement between Mr. Ong See Ming and VGrab Communications Inc. dated October 6, 2020. (9)
10.13	General service agreement between Rocket Supreme S.L. and Duesenberg Inc.(11)
10.14	Employment Agreement between Duesenberg Inc. and Mr. Brendan Norman dated for reference January 15, 2021(12)
10.15	Employment Agreement between Duesenberg Inc. and Mr. Ian Thompson dated for reference January 15, 2021(12)
10.16	Debt Settlement Agreement between Mr. Lim Hun Beng and Duesenberg Technologies Inc. dated March 9, 2021 (13)
10.17	Debt Settlement Agreement between Hampshire Avenue SDN BHD and Duesenberg Technologies Inc. dated March 9, 2021 (13)
10.18	Digitalization Development Agreement between Hampshire Automotive Sdn Bhd and Duesenberg Technologies Malaysia Sdn Bhd dated April 16, 2021
10.19	Consulting Agreement between the Company and Veritas Consulting Group Inc. dated June 22, 2021.(14)
10.20	Share Reimbursement Agreement with Lim Kaishen dated August 6, 2021.(15)
10.21	Debt Settlement Agreement between Mr. Ian George Thompson and Duesenberg Technologies Inc. dated August 30, 2021(15)
10.22	Share Subscription Agreement dated for reference February 11, 2022, between the Company and Hampshire Brands (PTE) LTD(16)
10.23	Debt Conversion Agreement dated for reference February 24, 2022, between the Company and Mr. Lim Hung Beng(16)
10.24	Debt Conversion Agreement dated for reference February 24, 2022, between the Company and Mr. Ong See-Ming(16)
10.25	Settlement agreement and mutual release between the Company and Veritas Consulting Group Inc. dated May 5, 2022(17)
10.26	Share Subscription Agreement dated for reference June 17, 2022, between the Company and Hampshire Brands (PTE) LTD(18)
10.27	Share Subscription Agreement dated for reference August 23, 2022, between the Company and Lim Hun Beng(20)
10.28	At-will Contract for Services Agreement between Duesenberg Inc. and Brendan Scott Norman, dated December 1, 2022(20)

Exhibit	Description
10.29	Debt Settlement Agreement between Mr. Brendan Norman and Duesenberg Technologies Inc. dated December 12, 2022(19)
10.30	Debt Settlement Agreement between Mr. Ralph Biggar and Duesenberg Technologies Inc. dated December 12, 2022. (19)
10.31	Debt Settlement Agreement between Rain Communications Corp. and Duesenberg Technologies Inc. dated December 12, 2022. (19)
10.32	Share Subscription Agreement dated for reference January 18, 2023, between the Company and Brendan Scott Norman. (22)
10.33	Manufacturing, Sales, Servicing Merchandise and License Agreement between the Company and Brightcliff Limited. dated March 2, 2023. (21)
10.34	Manufacturing, Sales, Servicing Merchandise and License Agreement between the Company and Duesenberg Korea Inc. dated March 3, 2023. (21)
16.1	Code of Ethics.(3)
31.1	Certification of CEO pursuant to Rule 13a-14(a) and 15d-14(a).
31.2	Certification of CFO pursuant to Rule 13a-14(a) and 15d-14(a).
32.1	Certification of CEO pursuant to Section 1350 of Title 18 of the United States Code.
32.2	Certification of CFO pursuant to Section 1350 of Title 18 of the United States Code.
99.1	Audit Committee Charter(3)
101

The following unaudited interim consolidated financial statements from the registrant’s Quarterly Report on Form 10-Q for the three and nine months ended July 31, 2023, formatted in iXBRL;

(i) Condensed Consolidated Balance Sheets at July 31, 2023 and October 31, 2022;

(ii) Condensed Consolidated Statements of Operations for the Three and Nine Months ended July 31, 2023 and 2022;

(iii) Condensed Consolidated Statements of Stockholders’ Deficit for the Nine-month Periods Ended July 31, 2023 and 2022;

(iv) Condensed Consolidated Statement of Cash Flows for the Nine Months ended July 31, 2023 and 2022; and

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

(22)Filed with the SEC as an exhibit to our Quarterly Report on Form 10-Q filed on April 3, 2023

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  December 27, 2023

DUESENBERG TECHNOLOGIES INC.

By:	/s/ Lim Hun Beng
Lim Hun Beng Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ Liong Fook Weng
Liong Fook Weng Chief Financial Officer (Principal Accounting Officer)